Form 10QSB
period 2006-09-30
Yacht Finders, Inc.
filed 2006-11-13
CIK 1311673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2006

                        Commission File Number 333-121863


                               YACHT FINDERS, INC.
                 (Name of small business issuer in its charter)


        Delaware                                                76-0736467
(State of incorporation)                                (IRS Employer ID Number)


                           2045 Kettner Blvd, Ste 101
                               San Diego, CA 92101
                                 (619) 232-1001
          (Address and telephone number of principal executive offices)


                                  Karen Batcher
                                4190 Bonita Road
                                Bonita, CA 91912
                                 (619) 475-7882
           (Name and Address of Agent for Service) (Telephone Number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

There were 5,179,000 shares of Common Stock outstanding as of September 30, 2006.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the 9 months ended September 30, 2006, prepared by the company, immediately follow.

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                           December 31,      September 30,
                                                                              2005               2006
                                                                            --------           --------
                                                                                             (Unaudited)
                                     ASSETS

Current assets:
  Cash .................................................................    $    556           $ 20,241
                                                                            ========           ========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accrued liabilities ..................................................    $  2,050           $  3,500
  Indebtedness to related party (Note 2) ...............................       7,100             11,100
                                                                            --------           --------
      Total current liabilities ........................................       9,150             14,600
                                                                            --------           --------

Shareholders' equity (deficit) (Notes 2 and 3):
  Preferred stock, $.0001 par value; 20,000,000 shares authorized,
   -0- and -0- shares issued and outstanding, respectively .............          --                 --
  Common stock, $.0001 par value; 80,000,000 shares authorized,
   5,139,000 and 5,179,000 shares issued and outstanding,
   respectively ........................................................         514                518
  Additional paid-in capital ...........................................      17,186             38,082
  Deficit accumulated during development stage .........................     (26,294)           (32,959)
                                                                            --------           --------
      Total shareholders' equity (deficit) .............................      (8,594)             5,641
                                                                            --------           --------

                                                                            $    556           $ 20,241
                                                                            ========           ========

                 See accompanying notes to financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                   April 15, 2003                              April 15, 2003
                                            For The Year Ended      (Inception)     For The Nine Months Ended   (Inception)
                                               December 31,           Through              September 30,          Through
                                        ------------------------    December 31,    ------------------------    September 30,
                                           2005          2004           2005           2006          2005            2006
                                        ----------    ----------     ----------     ----------    ----------      ----------
                                                                                    (Unaudited)  (Unaudited)      (Unaudited)
Costs and expenses:
  Professional fees .................   $    7,165    $    6,842     $   19,007     $    5,597    $    5,367      $   24,604
  Contributed rent (Note 2) .........        1,200         1,200          3,300            900           900           4,200
  Website ...........................           --         2,500          2,500             --            --           2,500
  Other .............................          381           338          1,487            168           193           1,655
                                        ----------    ----------     ----------     ----------    ----------      ----------
      Total expenses ................        8,746        10,880         26,294          6,665         6,460          32,959
                                        ----------    ----------     ----------     ----------    ----------      ----------

      Loss before income taxes ......       (8,746)      (10,880)       (26,294)        (6,665)       (6,460)        (32,959)

Income tax provision (Note 4) .......           --            --             --             --            --              --
                                        ----------    ----------     ----------     ----------    ----------      ----------

      Net loss ......................   $   (8,746)   $  (10,880)    $  (26,294)    $   (6,665)   $   (6,460)     $  (32,959)
                                        ==========    ==========     ==========     ==========    ==========      ==========

Basic and diluted loss per share ....   $    (0.00)   $    (0.00)                   $    (0.00)   $    (0.00)
                                        ==========    ==========                    ==========    ==========
Basic and diluted weighted average
 common shares outstanding ..........    5,139,000     5,139,000                     5,139,889     5,139,000
                                        ==========    ==========                    ==========    ==========

                 See accompanying notes to financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
             Statement of Changes in Shareholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated
                                                           Common Stock         Additional       During
                                                       ---------------------     Paid-In       Development
                                                       Shares      Par Value     Capital          Stage          Total
                                                       ------      ---------     -------          -----          -----
Balance at April 15, 2003 (inception) ............          --      $   --       $    --        $     --       $     --

April 2003, common stock sold to an officer
 ($.0001/share) (Note 2) .........................   5,000,000         500            --              --            500
July through September 2003, common stock
 sold through a private offering ($.10/share)
 (Note 3) ........................................     139,000          14        13,886              --         13,900
Office space contributed by an officer (Note 2) ..          --          --           900              --            900
Net loss .........................................          --          --            --          (6,668)        (6,668)
                                                     ---------      ------       -------        --------       --------

Balance at December 31, 2003 .....................   5,139,000         514        14,786          (6,668)         8,632

Office space contributed by an officer (Note 2) ..          --          --         1,200              --          1,200
Net loss .........................................          --          --            --         (10,880)       (10,880)
                                                     ---------      ------       -------        --------       --------

Balance at December 31, 2004 .....................   5,139,000         514        15,986         (17,548)        (1,048)

Office space contributed by an officer (Note 2) ..          --          --         1,200              --          1,200
Net loss .........................................          --          --            --          (8,746)        (8,746)
                                                     ---------      ------       -------        --------       --------

Balance at December 31, 2005 .....................   5,139,000         514        17,186         (26,294)        (8,594)

September 2006, common stock sold in private
 offering ($.50/share) (unaudited) (Note 3) ......      40,000           4        19,996              --         20,000
Office space contributed by an officer
 (unaudited) (Note 2) ............................          --          --           900              --            900
Net loss (unaudited) .............................          --          --            --          (6,665)        (6,665)
                                                     ---------      ------       -------        --------       --------

Balance at September 30, 2006 (unaudited) ........   5,179,000      $  518       $38,082        $(32,959)      $  5,641
                                                     =========      ======       =======        ========       ========

                 See accompanying notes to financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                           April 15, 2003                            April 15, 2003
                                                      For The Year Ended    (Inception)    For The Nine Months Ended  (Inception)
                                                         December 31,        Through            September 30,           Through
                                                    ---------------------   December 31,    ---------------------     September 30,
                                                      2005         2004        2005           2006         2005           2006
                                                    --------     --------    --------       --------     --------       --------
                                                                                           (Unaudited)  (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss .......................................  $ (8,746)    $(10,880)   $(26,294)      $ (6,665)    $ (6,460)      $(32,959)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Office space contributed by an officer .......     1,200        1,200       3,300            900          900          4,200
    Loss on website debelopment fees .............        --        2,500       2,500             --           --          2,500
  Changes in operating assets and liabilities:
    Accounts payable and accrued expenses ........       750        1,300       2,050          1,450        1,500          3,500
                                                    --------     --------    --------       --------     --------       --------
        Net cash used in operating activities ....    (6,796)      (5,880)    (18,444)        (4,315)      (4,060)       (22,759)
                                                    --------     --------    --------       --------     --------       --------
Cash flows from investing activities:
  Payments for website development ...............        --           --      (2,500)            --           --         (2,500)
                                                    --------     --------    --------       --------     --------       --------
        Net cash used in investing activities ....        --           --      (2,500)            --           --         (2,500)
                                                    --------     --------    --------       --------     --------       --------
Cash flows from financing activities:
  Proceeds from officer advances (Note 2) ........     6,500          600       7,100          4,000        4,000         11,100
  Proceeds from the sale of common stock .........        --           --      14,400         20,000           --         34,400
                                                    --------     --------    --------       --------     --------       --------
        Net cash provided by financing activities.     6,500          600      21,500         24,000        4,000         45,500
                                                    --------     --------    --------       --------     --------       --------

        Net change in cash .......................      (296)      (5,280)        556         19,685          (60)        20,241

Cash, beginning of period ........................       852        6,132          --            556          852             --
                                                    --------     --------    --------       --------     --------       --------

Cash, end of period ..............................  $    556     $    852    $    556       $ 20,241     $    792       $ 20,241
                                                    ========     ========    ========       ========     ========       ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Income taxes ...................................  $     --     $     --    $     --       $     --     $     --       $     --
                                                    ========     ========    ========       ========     ========       ========
  Interest .......................................  $     --     $     --    $     --       $     --     $     --       $     --
                                                    ========     ========    ========       ========     ========       ========

                 See accompanying notes to financial statements

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Yacht Finders, Inc. (the "Company") was incorporated in the state of Delaware on August 15, 2000. The Company did not enter into any operations or activities until April 15, 2003. As a result, the Company's financial statements are presented with April 15, 2003 as the date of inception.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. While the Company is in the development stage, it has commenced its initial operations, and its business plan includes the generation of revenues within twelve to eighteen months. The Company plans to create a database on a website for yacht brokers and individual buyers and sellers to search for, locate, and interface immediately with prospective leads. The Company intends to provide customers with multiple benefits, including yachting and boating merchandise and supplies, comprehensive resource information, insurance and funding options, and other related services.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its website, create an effective database, provide competitive products and services, and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings to fund its business plan, but is currently operating on working capital advances provided by the Company's president and majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through equity offerings.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2005 or September 30, 2006 (unaudited).

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accrued liabilities and working capital advances. At December 31, 2005 and September 30, 2006 (unaudited), the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2005 and September 30, 2006 (unaudited), there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

FISCAL YEAR-END

The Company operates on a December 31 year-end.

(2) RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company's president advanced the Company $6,500 and $600, respectively, for working capital. During the nine months ended September 30, 2006, the Company's president advanced the Company an additional $4,000 (unaudited). The advances are non-interest bearing and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related party".

The Company's president contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

During September 2006, the Company sold 40,000 shares of its common stock to the brother of the Company's president for $20,000, or $.50 per share.

During April 2003, the Company sold 5,000,000 shares of its restricted common stock to its president for $500 ($.0001/share).

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(3) SHAREHOLDERS' EQUITY

Between July and September 2003, the Company offered for sale 400,000 shares at of its common stock at a price of $0.10 per share. The Company closed the offering after selling 139,000 shares for proceeds of $13,900. The offering was made in reliance on an exemption from registration of a trade in the United States under Regulation S of the United States Securities Act of 1933, as amended.

(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                  December 31,
                                              ------------------   September 30,
                                                2005       2004        2006
                                              -------    -------     -------
                                                                   (Unaudited)
U.S. statutory federal rate ..................  15.00%     15.00%      15.00%
State income tax rate, net of federal benefit.   7.51%      7.51%       7.51%
Contributed rent .............................  -3.10%     -2.48%      -3.04%
Net operating loss for which no tax
 benefit is currently available .............. -19.41%    -20.03%     -19.47%
                                              -------    -------     -------
                                                 0.00%      0.00%       0.00%
                                              =======    =======     =======

At December 31, 2005, deferred tax assets consisted of a net tax asset of $5,166, due to operating loss carryforwards of $22,944, which was fully allowed for, in the valuation allowance of $5,166. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2005 and 2004, and from April 15, 2003 (inception) through December 31, 2003 totaled $1,688, $2,179 and $1,299, respectively. The current tax benefit for the years ended December 31, 2005 and 2004, and from April 15, 2003 (inception) through December 31, 2003 also totaled $1,688, $2,179 and $1,299, respectively. The net operating loss carryforward expires through the year 2025.

At September 30, 2006, deferred tax assets consisted of a net tax asset of $6,464 (unaudited), due to operating loss carryforwards of $28,709 (unaudited), which was fully allowed for, in the valuation allowance of $6,464 (unaudited). The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the nine months ended September 30, 2006 totaled $1,298 (unaudited). The current tax benefit for the nine months ended September 30, 2006 also totaled $1,298 (unaudited).

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date.

We incurred operating expenses of $6,665 for the nine months ended September 30, 2006 and $6,460 for the nine months ended September 30, 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the nine months ended September 30, 2006 and 2005 were ($6,665) and ($6,460) respectively. Revenues for the nine months ended September 30, 2006 and 2005 were $0 and $0, respectively.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash balance of $20,241 as of September 30, 2006 to satisfy our cash requirements until we are able to generate additional revenue. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

DESCRIPTION OF BUSINESS

FORM AND YEAR OF ORGANIZATION

Yacht Finders, Inc. was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder's Inc. intends to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. Our target market is yacht brokers, yacht buyers, yacht sellers, yacht owners, yacht financing, insurance, manufacturing and supply companies. We have taken the following steps: developed our business plan, secured the URL www.yachtfindersguide.com, and initiated our website. Our web site is currently in its development stages. The features are limited to the logo and the web site currently does not have any users. We are a development stage company with no revenues or profits.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Yacht Finders, Inc. intends to market and sell its internet based yacht locating and brokering services to brokers seeking to streamline their marketing and research efforts, and manage customer information more efficiently. Yacht Finders' objective is to create a database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. Our target market is yacht brokers, yacht buyers, yacht sellers, and yacht owners, yacht financing, insurance, manufacturing and supply companies. Management has experience in developing online commercial websites. Management does not have specific experience in the yacht brokering business.

We intend to design and create a user friendly yacht broker intranet that includes easy-to-use online tools that will enable brokers to create, update, and manage currently listed vessels. Detailed information pages can be created to contain all relevant data for each listing. Custom broker information pages can be created for additional exposure in our Broker Listing Directory which will be a comprehensive directory for buyers and sellers to be able to reference direct contact information. The benefit to our public customer is the consolidation of information and resources into a user friendly web site. This platform will enable the user to search the database of yachts, find a broker, apply for financing, compare and request insurance quotes, and access numerous other related resources such as an online marine product outlet store that will be sponsored by a commercial marine retail store like Westmarine.

Our web site, www.yachtfindersguide.com, will operate as the main catalyst for brokers to connect with sellers. The site is an industry specific professional quality subscription based site for brokers within the yacht industry. The site will contain many features to enable brokers to provide their clients with the most current information in the industry. The site features such as; find a yacht search engine, find a broker, insurance, financing, boat shows, boat builders, sports fishing, boat charters, boat merchandising, ports directory, yacht clubs, fishing contests, races, yachting news and events, maintenance and rescue which will offer enable yachting clubs, industry professionals, and individuals involved in yachting the ability to stay up-to-date on the industry.

The pricing and sales structure for Yacht Finders, Inc. is to maximize monthly revenue generated from subscription fees and advertisement sales. Comparative services such as boats.com and Yachtcouncil.com are charging between $39.95 - $240 a month for membership subscriptions. The majority of brokers are subscribing to the lower price option. Our sales plan is to offer these customers a better solution for their online listings at a competitive price.

Our target market, yacht owners, sellers, and potential yacht buyers may access our web site at no charge. We intend to offer the following pricing plans to yacht brokers under the following membership packages:

* PREMIUM BROKER MEMBER PACKAGE- $29.99 per month
     This service provides our preferred broker members access to all of Yacht Finders' tools and utilities. Features include: Unlimited listings and detailed reports, broker administration tools, broker directory listing and custom broker page, which include listing company name, phone number, address, URL listing and e-mail link.

* DELUXE BROKER MEMBER PACKAGE- $19.99 per month
     This service provides our deluxe broker members a broker listing directory and custom broker page. Deluxe listings include: company name, phone number, address, URL listing link and email link.

* LIMITED BROKER MEMBER PACKAGE- $9.99 per month
     This service provides our limited broker members access to a limited version of Yacht Finders tools and utilities. Features included are; five custom listings, broker directory listing custom broker page.

* BASIC BROKER MEMBER PACKAGE - Free
     This service provides our basic broker members a listing in Yacht Finders' broker directory. Basic listing includes: company name, phone number and address.

In addition to charging yacht brokers for their listings, we intend to earn commission revenues from referring our customers to selected financing and insurance brokers, and from selling advertising space at our site to industry suppliers and manufacturers.

We intend to raise $495,000, net of offering costs, by December 2006 to continue executing our business plan. We have determined we need to raise funds by that date in order to meet our twelve month budget. If we are unsuccessful at securing funding by December 2006, the company intends to adjust its time line forward for delivering its services until funding is secured.

Although other online yacht brokerage firms exist we believe we will be a strong competitor. We plan to achieve all of our business plan goals, however, there is no guarantee we will be successful in implementing our business plan. We have a budget of $495,000 to continue implementing our business plan. We plan to raise $495,000 by December 2006, net of $5,000 offering costs, in order to meet our overall business plan goals. If we receive partial funding we would continue in a reduced capacity by possibly modifying our business plan and achieving our goals at a slower pace while we seek additional funding sources. We believe the most likely source of our funding is through a future sale of common stock in order to complete our current business plan, however, we have not identified or taken any steps to identify any person or other entity concerning the sales of our securities.

Although Yacht Finders intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. If we are incapable of executing our business plan we would then investigate reasonable business options available to retain value for our shareholders. This could possibly be achieved by offering the leads generated on our web site or through other efforts to other firms. We could continue making progress on our business plan by developing alternatives such as limiting the scope of the services we offer clients to reduce costs, adjusting or reducing our in-house marketing costs, or reducing the costs for the development of our web site, and adjusting our timeline for the delivery of our services. If only partial funding is received we intend to follow our twelve month time frame, but in a reduced capacity. The level or reduction of our business operations could be commensurate with any given level of funding. We could decrease the number of services we offer, number of clients we handle, reduce in-house marketing efforts, and adjust our general overhead to any partial funding conditions. We could reduce or eliminate salaries, postpone furniture purchases, and reduce the number of computers purchased.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

Yacht Finders plans to market and sell its internet based yacht locating and brokering services to brokers seeking to streamline their marketing and research efforts, and manage customer information more efficiently at its own proposed website. Our primary target customers are yacht brokers, public yacht buyers, yacht owners and yacht enthusiasts.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 filing on the SEC website at www.sec.gov under our SEC File Number333-121863 .

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a December 31 year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

C. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

D. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts in developing a database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. Our target market is yacht brokers, yacht buyers, yacht sellers, and yacht owners, yacht financing, insurance, manufacturing and supply companies.

F. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

H. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

I. REVENUE RECOGNITION

The Company recognizes revenues and the related costs for their unique collection of Educational Learning Resources and other services along with product sales when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-121863, at the SEC website at www.sec.gov:

      Exhibit No.                      Description
      -----------                      -----------
         3.1           Articles of Incorporation*
         3.2           Bylaws*
        31.1           Sec. 302 Certification of Principal Executive Officer
        31.2           Sec. 302 Certification of Principal Financial Officer
        32.1           Sec. 906 Certification of Principal Executive Officer
        32.2           Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended September 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2006                Yacht Finders, Inc., Registrant


                                By: /s/ Geoffrey Greenwood
                                    -----------------------------------
                                    Geoffrey Greenwood, President and
                                    Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 6, 2006                Yacht Finders, Inc., Registrant


                                By: /s/ Geoffrey Greenwood
                                   ------------------------------------
                                   Geoffrey Greenwood, President and
                                   Chief Executive Officer, Treasurer,
                                   Chief Financial Officer, and
                                   Principal Accounting Officer