Form 10KSB
period 2006-12-31
Yacht Finders, Inc.
filed 2007-02-15
CIK 1311673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

                        Commission File Number 333-121863


                               YACHT FINDERS, INC.
                 (Name of small business issuer in its charter)

       Delaware                                               76-0736467
(State of incorporation)                                (IRS Employer ID Number)

                           2045 Kettner Blvd, Ste 101
                               San Diego,CA. 92101
                                  619-232-1001
          (Address and telephone number of principal executive offices)

                         Karen Batcher, Attorney at Law
                          Batcher, Zarcone & Baker, LLP
                              4252 Bonita Road #151
                                Bonita, CA 91902
                                  619-475-7882
            (Name, address and telephone number of agent for service)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

As of December 31, 2006, the registrant had 5,179,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              6
Item 3.  Legal Proceedings                                                    6
Item 4.  Submission of Matters to a Vote of Securities Holders                7

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                 7
Item 6.  Management's Discussion of Analysis or Plan of Operation             7
Item 7.  Financial Statements                                                10
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                 10
Item 8A. Controls and Procedures                                             10

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        10
Item 10. Executive Compensation                                              12
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         13
Item 12. Certain Relationships and Related Transactions                      14
Item 13. Exhibits                                                            14
Item 14. Principal Accountant Fees and Services                              14

Signatures                                                                   15

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

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

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Yacht Finders, Inc. intends to market and sell its internet based yacht locating and brokering services to brokers seeking to streamline their marketing and research efforts, and manage customer information more efficiently. Yacht Finders' objective is to create a database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. Our target market is yacht brokers, yacht buyers, yacht sellers, and yacht owners, yacht financing, insurance, manufacturing and supply companies. Management has experience in developing online commercial web sites. Management does not have specific experience in the yacht brokering business.

We intend to design and create a user friendly yacht broker intranet that includes easy-to-use online tools that will enable brokers to create, update, and manage currently listed vessels.Detailed information pages can be created to contain all relevant data for each listing.Custom broker information pages can be created for additional exposure in our Broker Listing Directory which will be a comprehensive directory for buyers and sellers to be able to reference direct contact information.

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

We intend to raise $495,000, net of offering costs, by July 2007 to continue executing our business plan. We have determined we need to raise funds by that date in order to meet our twelve month budget. If we are unsuccessful at securing funding by July 2007, the company intends to adjust its time line forward for delivering its services until funding is secured.

Although other online yacht brokerage firms exist we believe we will be a strong competitor. We plan to achieve all of our business plan goals, however, there is no guarantee we will be successful in implementing our business plan. We have a budget of $495,000 to continue implementing our business plan. We plan to raise $495,000 by July 2007, net of $5,000 offering costs, in order to meet our overall business plan goals. If we receive partial funding we would continue in a reduced capacity by possibly modifying our business plan and achieving our goals at a slower pace while we seek additional funding sources. We believe the most likely source of our funding is through a future sale of common stock in order to complete our current business plan, however, we have not identified or taken any steps to identify any person or other entity concerning the sales of our securities.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

Yacht Finders has no new product or service planned or announced to the public.

THE INDUSTRY

According to www.firstresearch.com, yacht brokerage advertising is interrelated to the boat dealer industry. About 5,000 retail dealers sell boats and related products and services in the U.S., with combined annual revenue of about $12 billion. The top twenty dealers collectively have approximately 20% of the market. Most dealers operate a single location, are privately owned and have less than $3 million in annual sales, with larger dealers having more than $10 million in annual sales. Yacht brokerage advertising reflects approximately 10% of the annual sales budget.

The Yacht Brokers Association of America has forecasted that demographics will be favourable for future yacht sales and that technology will dominate the market with brokers improving their use of the Internet, significant enhancements to search technology and the development of database capability on individual boat history. (Yacht Broker News, September 2004, www.ybba.com), however there is no guarantee that we will benefit from the growth of the industry.

COMPETITION AND COMPETITIVE POSITION

Yacht Finders' competitors for our targeted market have longer operating histories, larger customer bases, and greater brand recognition than Yacht Finders. Major competitors are YachtCouncil.com which has 431 broker members, Yachtworld.com has 2317 broker members, BoatTraderOnline.com has 5,586 broker members (all claims to the number of members are from each company's respective website). We are not aware of any significant barriers to Yacht Finders' entry into the online yacht brokering market, however, at this time, we have no sales or share of this market.

Yacht Finders plans to enter the market with comparable services that match our competition. Where we plan to differentiate ourselves from our competition is by offering value added services in addition to our internet based multiple listing services (MLS) for yacht brokers. We will offer a host of information technology services including custom web site design services for the yacht brokerage industry, web hosting solutions, standard template and custom designed listing brochures, mirror listing of customers MLS inventory on their company managed web site, internet marketing tools, ad development and photography services.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We will utilize our management's background in computers and network systems to offer our web site on the Internet without the use of major suppliers of raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will not depend on any one or a few major customers. Management has experience in the management of online marketing services in the United States.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

As of the date of this filing, we have secured our Internet domain name www.yachtfindersguide.com. We have not applied for copyright protection for our software. We are considering filing for copyright protection of our software, however, as of the date of this filing we have taken no steps to file for copyright protection, and have no set date for that possible filing.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Yacht Finders is not required to apply for or have any government approval for its products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Yacht Finders will be subject to federal laws and regulations that relate directly or indirectly to its operations. We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the State of California.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Yacht Finders has expended no funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Yacht Finders is not aware of any environmental regulations that could directly affect its operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF EMPLOYEES

Yacht Finders' only current employee is its officer who devotes 10-12 hours per week to manage the affairs of the company. The officer intends to work on a full time basis when Yacht Finders raises capital per its business plan. Our business plan calls for hiring three new full-time employees during the next twelve months.

REPORTS TO SECURITIES HOLDERS

We will provide an annual report to our shareholders which will include audited financial statements pursuant to Item 101c of Regulation S-B. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. Yacht Finders will become subject to disclosure filing requirements upon the effective date of this prospectus, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act. The public will be able to read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

Yacht Finders' principal executive office address is 2045 Kettner Blvd., Ste. 101., San Diego, CA 92101. The principal executive office and telephone number are provided by the officer of the corporation. We consider our current principal office space arrangement adequate until such time as we achieve our business plan goal of raising capital of $500,000 and then begin hiring new employees per our business plan. When we receive our funding, we plan to rent approximately 1,200 square feet of office space in San Diego, CA. We are aware of available office space that would fit our needs, but at this time we have not entered into any lease arrangements for office space.

ITEM 3 - LEGAL PROCEEDINGS

Yacht Finders is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Yacht Finders plans to contact a market maker to obtain a listing for trading on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. While we plan to have our shares listed on the OTC Bulletin Board there is no assurance that our shares will be approved for listing on the OTC or on any other listing service or exchange.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this prospectus, Yacht Finders had 50 shareholders of record. We have paid no cash dividends and have no outstanding options. As of the date of this filing, there have been no discussions or understandings between Yacht Finders or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

Pursuant to this registration statement the company is seeking to register 179,000 shares held by 49 non-affiliated shareholders and 1,000,000 shares offered by the company. Our officer and director holds a total of 5,000,000 shares which are not being registered pursuant to this filing.

ITEM 6 - MANAGEMENT'S DISCUSSION OF ANALYSIS OR PLAN OF OPERATION

Yacht Finders' current cash balance is $15,089. We have generated $-0- in revenue and have incurred $39,411 in expenses since inception through December 31, 2006. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds to Yacht Finders. There are no terms regarding repayment of any loan or capital contribution. If we experience a shortage of funds for our registration costs prior to funding, our director has also informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders. In order to achieve our business plan goals, we will need to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. Since inception, we have sold $34,400 in equity securities and been advanced $11,100 in funds from our director to pay for our operations to date, which have included $28,690 in professional fees, $4,516 in website development costs, and $1,705 in office expenses. To date our director has loaned the company $11,100 in cash and $4,500 in contributed rent. We estimate our current cash balance of $15,089, along with loans from our director, will be sufficient for office expenses and fees through 2007. Our director has agreed to provide additional funding over the next twelve months or until we are able to receive funding per our business plan. We anticipate that we will need approximately $10,000 through 2007 or until we are able to receive funding. These fees are estimated to be $7,500 for accounting and legal fees and $2,500 for website development costs.

Our independent auditors have expressed an opinion that our operating losses since inception raise substantial doubt as to our ability to continue as a going concern. We are dependent upon our ability to raise additional funding needed to complete our business plan goals over the next twelve months. As of the date of this filing, we have taken the following steps: developed our business plan,secured the Internet domain name www.yachtfindersguide.com, and initiated our website. We have received our notice of effectiveness from the Securities and Exchange Commission regarding the securities we sold in July 2003 through October 2004, September 2006 and an additional 1,000,000 shares for sale by the Company. We have a budget of $495,000 to continue implementing our business plan. We plan to raise $495,000 by July 2007, net of $5,000 offering costs, in order to meet our overall business plan goals. If we are unsuccessful at securing funding by July of 2007, the company intends to adjust its time line forward for delivering its services until funding is secured.

Upon securing funding by July of 2007, our plan for delivering our services is as follows:

July 2007 - Initial costs to purchase information technology equipment, office equipment, supplies and furniture for a total of $35,600, $3,000 for office rent, $10,000 for executive salary, $250 for utilities, $2,000 for telephone expense, $2,500 for administrative assistant, $2,000 for bookkeeping services, $25,000 for initial website design, $10,000 for boat shows/travel expenses, and $25,000 for advertising/marketing expense.

August 2007 - $3,000 for office rent, $10,000 for executive salary, $8,000 for equipment and supplies, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expense, $5,000 for advertising/marketing expense, and $2,000 for telephone expense.

September 2007 - $3,000 for office rent, $10,000 for executive salary, $8,000 for equipment and supplies, $3,000 website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping services, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expense and $1,000 for telephone expense.

October 2007 - $3,000 for office rent, $10,000 for executive salary, $8,000 for equipment and supplies, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeper, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

November 2007 - $3,000 for office rent, $10,000 for executive salary, $3,000 for office supplies and equipment, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses, and $1,000 for telephone expense.

December 2007 - $3,000 for office rent, $10,000 for executive salary, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeper, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

January 2008 - $3,000 for office rent, $10,000 for executive salary, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

February 2008 - $3,000 for office rent, $10,000 for executive salary, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

March 2008 - $3,000 for office rent, $10,000 for executive salary, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

April 2008 - $3,000 for office rent, $10,000 for executive salary, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

May 2008 - $3,000 for office rent, $10,000 for executive salary, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

June 2008 - $3,000 for office rent, $10,000 for executive salary, $3,000 for website maintenance, $250 for utilities, $2,500 for administrative assistant, $2,000 for bookkeeping service, $5,000 for boat shows/travel expenses, $5,000 for advertising/marketing expenses and $1,000 for telephone expense.

In order to meet all of our current business plan goals, we need to receive funding. We intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until after the third quarter of 2008. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated lead time necessary for us to complete our marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligation to advance or loan funds to Yacht Finders. To date, there have been no loans by the director to Yacht Finders, no negotiated material terms or agreed upon amounts, and no formalized agreements of any kind.

In a partial funding scenario we would seek to expand our website design and begin our marketing efforts while seeking to eliminate other costs. If partial funding is received upwards to 30% and or 60% of full funding, the company will implement the full website design at an initial cost of $25,000 and $3,000 per month for website maintenance. The company further plans to implement its advertising/marketing program including select media advertisements in industry boating publications. Total annual expenditures are anticipated at $80,000 with an initial cost of $25,000 and $5,000 per month. At reduced funding, the company will implement partial funding of this program with $19,600 at 30% funding and $40,000 at 60% funding. The Company also anticipates attending various boat shows in the United States with an initial cost of $10,000 and $5,000 per month thereafter. In a reduced funding scenario, the company will implement partial funding of this expenditure with $12,500 at 30% funding and $31,400 at 60% funding. (See Use of Proceeds on page 8.)

If we are only able to secure 30% of our funding by July 2007, the company's plan for delivering our services is as follows:

Projected             30%         3rd Qtr.     4th Qtr.     1st Qtr.    2nd Qtr.
Expenditures         Funding        2007         2007         2008        2008
------------         -------        ----         ----         ----        ----
Website Design
Maintenance         $ 58,000      $ 31,000     $  9,000     $  9,000    $  9,000

Advertising &
Marketing           $ 19,600      $  4,900     $  4,900     $  4,900    $  4,900

Boat Shows &
Travel Expenses     $ 12,500      $  3,125     $  3,125     $  3,125    $  3,125

Equipment &
Furniture           $ 24,000      $ 15,000     $  9,000     $      0    $      0

Office Rent &
Expenses            $ 30,900      $  7,725     $  7,725     $  7,725    $  7,725
                    --------      --------     --------     --------    --------

Total               $145,000      $ 61,750     $ 33,750     $ 24,750    $ 24,750
                    ========      ========     ========     ========    ========

If we are only able to secure 60% of our funding by July 2007, our plan for delivering our services is as follows:

Projected              60%        3rd Qtr.      4th Qtr.     1st Qtr.   2nd Qtr.
Expenditures         Funding        2007         2007         2007        2007
------------         -------        ----         ----         ----        ----
Website Design
Maintenance         $ 58,000      $ 31,000     $  9,000     $  9,000    $  9,000

Advertising &
Marketing           $ 40,000      $ 13,000     $  9,000     $  9,000    $  9,000

Boat Shows &
Travel Expenses     $ 31,400      $  8,900     $  7,500     $  7,500    $  7,500

Equipment &
Furniture           $ 36,000      $ 24,000     $ 12,000     $      0    $      0

Executive
Salaries            $ 48,000      $ 12,000     $ 12,000     $ 12,000    $ 12,000

Office Rent &
Expenses            $ 81,600      $ 20,400     $ 20,400     $ 20,400    $ 20,400
                    --------      --------     --------     --------    --------

Total               $295,000      $109,300     $ 69,900     $ 57,900    $ 57,900
                    ========      ========     ========     ========    ========

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements of Yacht Finders as of December 31, 2006 and related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2006 and 2005 and from April 15, 2003 (inception) through December 31, 2006 and related notes included in this offering have been examined by Cordovano and Honeck, LLP, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Yacht Finders, whose one year term will expire on 04/15/07, or at such time as his successor(s) shall be elected and qualified is as follows:

Name & Address            Age     Position    Date First Elected    Term Expires
--------------            ---     --------    ------------------    ------------
Geoffrey L. Greenwood     32      President,       4/15/03             4/15/07
2308-C, Kettner Blvd.             Secretary,
San Diego, CA 92101               Treasurer,
                                  Director

Dal N.R. Grauer           61      Promoter         8/15/00               N/A
1169 Crow Road, RR 23
Roberts Creek, BC  V0N 2W3

Each of the foregoing persons may be deemed a "promoter" of Yacht Finders, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been appointed and qualified.

The director and officer currently handle a minor amount of administrative functions and has been responsible for completing the first two phases of our software system. The officer currently devotes 10-12 hours per week to the business of the company and intends to work on a full time basis when we raise capital of $495,000, net of offering costs.

Our president and chief executive officer, Mr. Geoffrey Greenwood, is also the President of Focalscape, Inc., a privately held media design firm in San Diego, CA. Although Mr. Greenwood is active in our management, he does not devote his full time and resources to our business. Because Mr. Greenwood has these divided responsibilities, he may not be able to devote enough time to properly execute our business plan, which could result in missed business opportunities and worse than expected operating results. We have not formulated a plan to resolve any possible conflicts that may arise between our needs for Mr. Greenwood's services and his other business responsibilities. Currently Mr. Greenwood does not have an employment agreement with the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

RESUME

GEOFFREY L. GREENWOOD

WORK HISTORY

YACHT FINDERS, INC. - SAN DIEGO, CA
President 2003 - Present
Yacht Finders, Inc. intends to market and sell its internet based yacht locating and brokering services to brokers seeking to streamline their marketing and research efforts, and manage customer information more efficiently. Yacht Finders' objective is to create a database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market.

     *    Managing all publication for our upcoming monthly digest.
     * Developing of web technologies for Yacht Finders Guide, including a Yacht MLS listing service.
     * Developing broker software application for sales and management efforts.

FOCALSCAPE, INC.- SAN DIEGO, CA

President / Creative Director 1999 - Current

Focalscape is a multimedia design firm that provides the following services to its clients; web site design, flash design, multimedia presentations, interactive cd-rom's, kiosk development, web portal design and development, e-commerce and e-learning applications, web hosting, email services, intranet development, DVD authoring and production, motion and title graphics, 3D animation, editing, Mpeg and video compression.

     *    Responsible for accounts and talent management.
     *    Provided solutions for client sales efforts.

LA JOLLA GROUP - SAN DIEGO, CA
Art Director 1997 - 2002 The La Jolla Group is an advertising agency.

     *    Worked on several accounts.
     * Managed the creative efforts for junior and senior designers on staff along with freelance talent.

LASER EXPRESS, INC. - SAN DIEGO, CA
Creative Director 1995 - 1997
Laser Express, Inc. is
Laser Express is a printing facility.

     * Led the creative department responsible for developing marketing materials for Technology, Entertainment, Education, and the Service Industry.

EDUCATION
1994 - 1995 Platt College - San Diego, CA
A.A. Degree Multimedia/Graphic Design

DAL N.R. GRAUER

WORK HISTORY

YACHT FINDERS, INC. - SAN DIEGO, CA

Former President and director of Yacht Finders, Inc. (formerly Sneeoosh Corporation and Snohomish Corporation) from 2000 to 2003 and currently a Promoter of Yacht Finders since the company's inception in 2000.

SELF-EMPLOYED BUSINESS CONSULTANT - VANCOUVER, BRITISH COLUMBIA

From 2003 to 2005, Mr. Grauer worked as a self-employed business consultant to Canadian and US companies.

SPECIALTY TECHNICAL PUBLISHERS, INC. - NORTH VANCOUVER, BRITISH COLUMBIA

From 2005 to the present, Mr. Grauer has worked as an account manager with Specialty Technical Publishers, a publisher of regulatory compliance manuals.

ITEM 10 - EXECUTIVE COMPENSATION

Yacht Finders' current officer receives no compensation. The only current Director is Mr. Geoffrey Greenwood.

                           Summary Compensation Table

                                             Other
Name and                                     Annual        Restricted                      All
Principal                                    Compen-        Stock        Options    LTIP    Other
Position      Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#) Payouts($)Comp.
--------      ----    ---------   --------   ---------    -----------     -------   -----   -----
G Greenwood   2003       -0-         -0-        -0-           -0-           -0-      -0-     -0-
President     2004       -0-         -0-        -0-           -0-           -0-      -0-     -0-
              2005       -0-         -0-        -0-           -0-           -0-      -0-     -0-
              2006       -0-         -0-        -0-           -0-           -0-      -0-     -0-

There are no current employment agreements between the company and its executive officer nor understandings regarding future compensation.

The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide proper salaries. The officer and director has the responsibility to determine the timing of remuneration for key personnel. Per our business plan, if we are successful in raising funds from our proposed offering, we have verbally agreed to pay our officer a $10,000 per month salary.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Yacht Finders' voting securities by our officer, director and major shareholder as well as those who own beneficially more than five percent of Yacht Finders' common stock as of the date of this prospectus:

Title Of                Name &                     Amount &              Percent
 Class                 Address                  Nature of owner           Owned
 -----                 -------                  ---------------           -----
Common          Geoffrey L. Greenwood              5,000,000 (a)           97%
                2045 Kettner Blvd., Ste. 101.
                San Diego, CA 92101

Total Shares Owned by the Officer & Director       5,000,000               97%

----------
(a) Mr. Greenwood received 5,000,000 shares of the company's common stock on April 15, 2003 for $500.

DESCRIPTION OF SECURITIES

COMMON STOCK

Yacht Finders' Certificate of Incorporation authorizes the issuance of 80,000,000 shares of common stock, .0001 par value per share and 20,000,000 shares of preferred stock, .0001 par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the board of directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution, or winding up of Yacht Finders, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. Delaware law does not have any anti-takeover provision that would delay or prevent a change in control. There are currently 5,179,000 common shares outstanding.

PREFERRED STOCK

Yacht Finders' Certificate of Incorporation authorizes the issuance of 20,000,000 shares of preferred stock, .0001 par value per share. No preferred shares have been issued nor are contemplated to be issued in the near future.

INTEREST OF NAMED EXPERTS AND COUNSEL

No expert or counsel named in this prospectus as having prepared or certified any part of this prospectus or having given an opinion upon the validity of the securities being registered or upon other legal matters in connection with the registration or offering of the common stock was employed on a contingency basis, or had, or is to receive, in connection with the offering, a substantial interest, direct or indirect, in the registrant. Nor was any such person connected with the registrant as a promoter, managing or principal underwriter, voting trustee, director, officer or employee.

LEGAL MATTERS

Ms. Karen Batcher, our legal counsel, has provided an opinion on the validity of our common stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Greenwood, the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

On April 15, 2003, the Company issued 5,000,000 shares of its $0.0001 par value common stock to Mr. Greenwood, an officer and director of the Company in exchange for cash in the amount of $500.

In September, 2006, the company sold 40,000 shares of its common stock to the brother of the company's president for $20,000 or $.50 per share.

Mr. Greenwood, our sole officer and director, and Dal Grauer are the "promoters" of Yacht Finders, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                          Description
     ------                          -----------
     Exhibit 31.1      302 Certification of Chief Executive Officer
     Exhibit 31.2      302 Certification of Chief Financial Officer
     Exhibit 32.1      906 Certification of Chief Executive Officer
     Exhibit 32.2      906 Certification of Chief Financial Officer


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $3,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $5,000 during the year ended December 31, 2006.

For the year ended December 31, 2005, the total fees charged to the company for audit services were $2,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $2,020.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YACHT FINDERS, INC. (Registrant)


By: /s/ Geoffrey L. Greenwood                                February 15, 2007
   -------------------------------                           -----------------
   Geoffrey L. Greenwood                                           Date
   (Principal Executive Officer,
   Principal Accounting Officer)


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.


/s/ Geoffrey L. Greenwood                                    February 15, 2007
-----------------------------------                          -----------------
Geoffrey L. Greenwood, President                                   Date
(Principal Executive Officer, Principal Accounting Officer,
Principal Financial Officer)

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet at December 31, 2006                                           F-3

Statements of Operations for the years ended December 31, 2006 and
 2005, and from April 15, 2003 (inception) through December 31, 2006         F-4

Statement of Changes in Shareholders' Equity (Deficit) for the period
 from April 15, 2003 (inception) through December 31, 2006                   F-5

Statements of Cash Flows for the years ended December 31, 2006 and
 2005, and from April 15, 2003 (inception) through December 31, 2006         F-6

Notes to Financial Statements                                                F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005, and from April 15, 2003 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and from April 15, 2003 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Honeck LLP
----------------------------------
Cordovano and Honeck LLP
Englewood, Colorado
January 18, 2007

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                December 31, 2006


                                     ASSETS

Current assets:
  Cash .............................................................   $ 15,089
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accrued liabilities ..............................................   $  4,500
  Indebtedness to related party (Note 2) ...........................     11,100
                                                                       --------

      Total current liabilities ....................................     15,600
                                                                       --------
Shareholders' deficit (Notes 2 and 3):
  Preferred stock, $ 0001 par value; 20,000,000 shares authorized,
   -0- shares issued and outstanding ...............................         --
  Common stock, $ 0001 par value; 80,000,000 shares authorized,
   5,179,000 shares issued and outstanding .........................        518
  Additional paid-in capital .......................................     38,382
  Deficit accumulated during development stage .....................    (39,411)
                                                                       --------

      Total shareholders' deficit ..................................       (511)
                                                                       --------

                                                                       $ 15,089
                                                                       ========

                 See accompanying notes to financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                April 15, 2003
                                                  For The Years Ended            (Inception)
                                                      December 31,                 Through
                                            ------------------------------       December 31,
                                                2006               2005              2006
                                            -----------        -----------       -----------
Costs and expenses:
  Professional fees .....................   $     9,683        $     7,165       $    28,690
  Contributed rent (Note 2) .............         1,200              1,200             4,500
  Website ...............................         2,016                 --             4,516
  Other .................................           218                381             1,705
                                            -----------        -----------       -----------
      Total expenses ....................        13,117              8,746            39,411
                                            -----------        -----------       -----------

Loss before income taxes ................       (13,117)            (8,746)          (39,411)

Income tax provision (Note 4) ...........            --                 --                --
                                            -----------        -----------       -----------

      Net loss ..........................   $   (13,117)       $    (8,746)      $   (39,411)
                                            ===========        ===========       ===========

Basic and diluted loss per share ........   $     (0.00)       $     (0.00)
                                            ===========        ===========
Basic and diluted weighted average
 common shares outstanding ..............     5,144,128          5,139,000
                                            ===========        ===========

                 See accompanying notes to financial statements

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
             Statement of Changes in Shareholders' Equity (Deficit)


                                                                                                 Deficit
                                                                                               Accumulated
                                                           Common Stock         Additional       During
                                                       ---------------------     Paid-In       Development
                                                       Shares      Par Value     Capital          Stage          Total
                                                       ------      ---------     -------          -----          -----
Balance at April 15, 2003 (inception) ............          --      $   --       $    --        $     --       $     --

April 2003, common stock sold to an officer
 ($.0001/share) (Note 2) .........................   5,000,000         500            --              --            500
July through September 2003, common stock
 sold through a private offering ($.10/share)
 (Note 3) ........................................     139,000          14        13,886              --         13,900
Office space contributed by an officer (Note 2) ..          --          --           900              --            900
Net loss .........................................          --          --            --          (6,668)        (6,668)
                                                     ---------      ------       -------        --------       --------

Balance at December 31, 2003 .....................   5,139,000         514        14,786          (6,668)         8,632

Office space contributed by an officer (Note 2) ..          --          --         1,200              --          1,200
Net loss .........................................          --          --            --         (10,880)       (10,880)
                                                     ---------      ------       -------        --------       --------

Balance at December 31, 2004 .....................   5,139,000         514        15,986         (17,548)        (1,048)

Office space contributed by an officer (Note 2) ..          --          --         1,200              --          1,200
Net loss .........................................          --          --            --          (8,746)        (8,746)
                                                     ---------      ------       -------        --------       --------

Balance at December 31, 2005 .....................   5,139,000         514        17,186         (26,294)        (8,594)

September 2006, common stock sold in private
 offering ($.50/share) (unaudited) (Note 3) ......      40,000           4        19,996              --         20,000
Office space contributed by an officer
 (Note 2) ........................................          --          --         1,200              --          1,200
Net loss .........................................          --          --            --         (13,117)       (13,117)
                                                     ---------      ------       -------        --------       --------

Balance at December 31, 2006 (unaudited) .........   5,179,000      $  518       $38,382        $(39,411)      $   (511)
                                                     =========      ======       =======        ========       ========

                 See accompanying notes to financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                            April 15, 2003
                                                               For The Years Ended           (Inception)
                                                                   December 31,                Through
                                                           ---------------------------       December 31,
                                                             2006               2005            2006
                                                           --------           --------        --------
Cash flows from operating activities:
  Net loss                                                 $(13,117)          $ (8,746)       $(39,411)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Office space contributed by an officer                   1,200              1,200           4,500
     Loss on website debelopment fees                            --                 --           2,500
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                    2,450                750           4,500
                                                           --------           --------        --------
        Net cash used in operating activities                (9,467)            (6,796)        (27,911)
                                                           --------           --------        --------
Cash flows from investing activities:
  Payments for website development                               --                 --          (2,500)
                                                           --------           --------        --------
        Net cash used in investing activities                    --                 --          (2,500)
                                                           --------           --------        --------
Cash flows from financing activities:
  Proceeds from officer advances (Note 2)                     4,000              6,500          11,100
  Proceeds from the sale of common stock                     20,000                 --          34,400
                                                           --------           --------        --------
        Net cash provided by financing activities            24,000              6,500          45,500
                                                           --------           --------        --------

Net change in cash                                           14,533               (296)         15,089

Cash, beginning of period                                       556                852              --
                                                           --------           --------        --------
Cash, end of period                                        $ 15,089           $    556        $ 15,089
                                                           ========           ========        ========
Supplemental disclosure of cash flow information:
    Income taxes                                           $     --           $     --        $     --
                                                           ========           ========        ========
    Interest                                               $     --           $     --        $     --
                                                           ========           ========        ========

                 See accompanying notes to financial statements

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION
Yacht Finders, Inc. (the "Company") was incorporated in the state of Delaware on August 15, 2000. The Company did not conduct any operations until April 15, 2003, the date the Company entered the development stage.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. The Company's business plan is to generate revenues within twelve to eighteen months. The Company plans to create a database on a website for yacht brokers and individual buyers and sellers to search for, locate, and interface immediately with prospective leads. The Company intends to provide customers with multiple benefits, including yachting and boating merchandise and supplies, comprehensive resource information, insurance and funding options, and other related services.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has losses since inception and at December 31, 2006 has a net capital deficit. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2006.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accrued liabilities and working capital advances. At December 31, 2006, the fair values of the Company's financial instruments approximate their fair value due to the short-term maturity of the instruments.

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


LOSS PER COMMON SHARE
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

FISCAL YEAR-END
The Company operates on a December 31 year-end.

(2) RELATED PARTY TRANSACTIONS

In September 2006, the Company sold 40,000 shares of its common stock to the brother of the Company's president for $20,000, or $.50 per share.

During the years ended December 31, 2005 and 2004, the Company's president advanced the Company $6,500 and $600, respectively, for working capital. During the year ended December 31, 2006, the Company's president advanced the Company an additional $4,000. The advances are non-interest bearing and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related party".

The Company's president contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is reflected in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

In April 2003, the Company sold 5,000,000 shares of its restricted common stock to its president for $500 ($.0001/share).

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

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                             December 31,
                                                       ----------------------
                                                        2006            2005
                                                       ------          ------
     U.S. statutory federal rate                       15.00%          15.00%
     State income tax rate, net of federal benefit      7.51%           7.51%
     Contributed rent                                  -2.06%          -3.10%
     Net operating loss for which no tax
      benefit is currently available                   -20.45%         -19.41%
                                                       ------          ------
                                                         0.00%           0.00%
                                                       ======          ======

At December 31, 2006, deferred tax assets consisted of a net tax asset of $7,849, due to operating loss carryforwards of $34,861, which was fully allowed for, in the valuation allowance of $7,849. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2006 and 2005 totaled $2,683 and $1,688, respectively. The current tax benefit for the years ended December 31, 2006 and 2005 also totaled $2,683 and $1,688, respectively. The net operating loss carryforward expires through the year 2026.

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