Form 10KSB/A
period 2006-12-31
Yacht Finders, Inc.
filed 2007-04-25
CIK 1311673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

YACHT FINDERS, INC. (Registrant)


By: /s/ Geoffrey L. Greenwood                                 April 24, 2007
   -------------------------------                            --------------
   Geoffrey L. Greenwood                                           Date
   (Principal Executive Officer,
   Principal Accounting Officer)


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.


/s/ Geoffrey L. Greenwood                                     April 24, 2007
-----------------------------------                           --------------
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