Form 10QSB
period 2007-03-31
Yacht Finders, Inc.
filed 2007-05-01
CIK 1311673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2007

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

There were 5,199,000 shares of Common Stock outstanding as of March 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the 3 months ended March 31, 2007, prepared by the company, immediately follow.

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)
                                 March 31, 2007


                                     ASSETS
Current assets:
  Cash .............................................................   $ 21,444
                                                                       --------

                                                                       $ 21,444
                                                                       ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .........................   $  1,500
  Indebtedness to related party (Note 2) ...........................     11,100
                                                                       --------

      Total liabilities ............................................     12,600
                                                                       --------

Shareholders' equity (Notes 2 and 3):
  Preferred stock, $.0001 par value; 20,000,000 shares authorized,
   -0- shares issued and outstanding ...............................         --
  Common stock, $.0001 par value; 80,000,000 shares authorized,
   5,199,000 shares issued and outstanding .........................        520
  Additional paid-in capital .......................................     48,680
  Deficit accumulated during development stage .....................    (40,356)
                                                                       --------

      Total shareholders' equity ...................................      8,844
                                                                       --------

                                                                       $ 21,444
                                                                       ========

            See accompanying notes to condensed financial statements

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                                April 15, 2003
                                                   Three Months ended             (Inception)
                                                        March 31,                  Through
                                            ------------------------------         March 31,
                                               2007               2006               2007
                                            -----------        -----------        -----------
Expenses:
  Contributed rent (Note 2) .............   $       300        $       300        $     4,800
  Professional fees .....................           420                225             29,110
  Website ...............................            --                 --              4,516
  Other .................................           225                 36              1,930
                                            -----------        -----------        -----------
      Total expenses ....................           945                561             40,356
                                            -----------        -----------        -----------

      Loss before income taxes ..........          (945)              (561)           (40,356)

Income tax provision (Note 4) ...........            --                 --                 --
                                            -----------        -----------        -----------

      Net loss ..........................   $      (945)       $      (561)       $   (40,356)
                                            ===========        ===========        ===========

Basic and diluted loss per share ........   $     (0.00)       $     (0.00)
                                            ===========        ===========

Basic and diluted weighted average
 common shares outstanding ..............     5,182,333          5,139,000
                                            ===========        ===========


            See accompanying notes to condensed financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Equity
                                  (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                  Common Stock          Additional      During
                                              ---------------------      Paid-In      Development
                                              Shares      Par Value      Capital         Stage           Total
                                              ------      ---------      -------         -----           -----
Balance at December 31, 2006 .............  5,179,000      $   518      $  38,382      $ (39,411)      $    (511)

March 2007, common stock sold pursuant
 to SB-2 registered offering at $.50
 per share (Note 3) ......................     20,000           20          9,980             --          10,000
Office space contributed by an officer ...         --           --            300             --             300
Net loss .................................         --           --             --           (945)           (945)
                                            ---------      -------      ---------      ---------       ---------

Balance at March 31, 2007 ................  5,199,000      $   538         48,662      $ (40,356)      $   8,844
                                            =========      =======      =========      =========       =========


            See accompanying notes to condensed financial statements

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                            April 15, 2003
                                                               Three Months ended            (Inception)
                                                                    March 31,                  Through
                                                           ---------------------------         March 31,
                                                             2007               2006             2007
                                                           --------           --------         --------
Cash flows from operating activities:
  Net loss .............................................   $   (945)          $   (561)        $(40,356)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Office space contributed by an officer ............        300                300            4,800
     Loss on website development fees ..................         --                 --            2,500
  Changes in operating assets and liabilities:
     Accrued liabilities ...............................     (3,000)                --            1,500
                                                           --------           --------         --------
        Net cash used in operating activities ..........     (3,645)              (261)         (31,556)
                                                           --------           --------         --------
Cash flows from investing activities:
  Payments for website development .....................         --                 --           (2,500)
                                                           --------           --------         --------
        Net cash used in investing activities ..........         --                 --           (2,500)
                                                           --------           --------         --------
Cash flows from financing activities:
  Proceeds from the sale of common stock ...............     10,000                 --           44,400
  Proceeds from officer advances .......................         --                 --           11,100
                                                           --------           --------         --------
        Net cash provided by financing activities ......     10,000                 --           55,500
                                                           --------           --------         --------

        Net change in cash .............................      6,355               (261)          21,444

Cash, beginning of period ..............................     15,089                556               --
                                                           --------           --------         --------

Cash, end of period ....................................   $ 21,444           $    295         $ 21,444
                                                           ========           ========         ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Income taxes .........................................   $     --           $     --         $     --
                                                           ========           ========         ========
  Interest .............................................   $     --           $     --         $     --
                                                           ========           ========         ========

            See accompanying notes to condensed financial statements

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1) BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2006 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) RELATED PARTY TRANSACTIONS

In March 2007, the Company sold 5,000 shares of its common stock to the brother of the Company's president for $2,500, or $.50 per share.

From inception through March 31, 2007, the Company's president has advanced the Company $11,100 for working capital. The advances are non-interest bearing and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related party".

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

(3) SHAREHOLDERS' EQUITY

During March 2007, the Company sold 15,000 shares of its common stock at a price of $.50 per share for total proceeds of $7,500. The offering was made pursuant to the Company's SB-2 registration statement that became effective in 2006. All sales were conducted through the Company's officer and director.

Between July and September 2003, the Company offered for sale 400,000 shares at of its common stock at a price of $0.10 per share. The Company closed the offering after selling 139,000 shares for proceeds of $13,900. The offering was

                               YACHT FINDERS, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


made in reliance on an exemption from registration of a trade in the United States under Regulation S of the United States Securities Act of 1933, as amended.

(4) INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $945 for the three months ended March 31, 2007 and $561 for the three months ended March 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended March 31, 2007 and 2006 were ($945) and ($561) respectively. Revenues for the three months ended March 31, 2007 and 2006 were $0 and $0, respectively.

Cash provided by financing activities for the three months ended March 31, 2007 was $10,000. We issued 20,000 shares of our common stock to 4 shareholders at $.50 per share pursuant to our SB-2 offering which closed on April 3, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we anticipate our current cash balance of $21,444 will allow us to complete the next six months of our operations in a limited scenario without having to raise additional funds or seek bank loans. Our director has verbally agreed to loan the company funds to continue operations in this limited scenario until sales will support operations or until we receive additional funding. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost. If we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

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

We intend to design and create a user friendly yacht broker intranet that includes easy-to-use online tools that will enable brokers to create, update, and manage currently listed vessels. Detailed information pages can be created to contain all relevant data for each listing. Custom broker information pages can be created for additional exposure in our Broker Listing Directory which will be a comprehensive directory for buyers and sellers to be able to reference direct contact information. The benefit to our public customer is the consolidation of information and resources into a user friendly web site. This platform will enable the user to search the database of yachts, find a broker, apply for financing, compare and request insurance quotes, and access numerous other related resources such as an online marine product outlet store that will be sponsored by a commercial marine retail store like West Marine.

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

We were able to raise minimal funding of $10,000 in our recent offering far less than our our projected budget of $495,000. We will continue operations in a limited scenario until sales will support operations or until we receive additional funding. Our director has verbally agreed to loan the company funds to continue operations in this limited scenario until sales will support operations or until we receive additional funding. If we have not yet generated revenues sufficient to sustain modified business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated. There is no guarantee we will be successful in implementing our modified business plan.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our 10KSB filing on the SEC website at www.sec.gov under our SEC File Number333-121863 .

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

C. USE OF ESTIMATES

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

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts in developing a database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. Our target market is yacht brokers, yacht buyers, yacht sellers, and yacht owners, yacht financing, insurance, manufacturing and supply companies.

E. BASIC EARNINGS PER SHARE

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

F. INCOME TAXES

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

G. REVENUE RECOGNITION

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

There were no reports filed on Form 8-K during the quarter ended March 31, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 1, 2007                     Yacht Finders, Inc., Registrant


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

May 1, 2007                     Yacht Finders, Inc., Registrant


                                By: /s/ Geoffrey Greenwood
                                   ------------------------------------
                                   Geoffrey Greenwood, President and
                                   Chief Executive Officer, Treasurer,
                                   Chief Financial Officer, and
                                   Principal Accounting Officer