Form 10QSB
period 2007-06-30
Yacht Finders, Inc.
filed 2007-08-08
CIK 1311673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2007

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

There were 5,199,000 shares of Common Stock outstanding as of June 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the 6 months ended June 30, 2007, prepared by the company, immediately follow.

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                   (Unaudited)
                                 June 30, 2007


                                     ASSETS
Current assets:
  Cash .............................................................   $ 18,353
                                                                       --------

                                                                       $ 18,353
                                                                       ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .........................   $  1,500
  Indebtedness to related party (Note 2) ...........................     11,100
                                                                       --------

      Total liabilities ............................................     12,600
                                                                       --------
Shareholders' equity (Notes 2 and 3):
  Preferred stock, $.0001 par value; 20,000,000 shares authorized,
   -0- shares issued and outstanding ...............................         --
  Common stock, $.0001 par value; 80,000,000 shares authorized,
   5,199,000 shares issued and outstanding .........................        520
  Additional paid-in capital .......................................     48,980
  Deficit accumulated during development stage .....................    (43,747)
                                                                       --------

      Total shareholders' equity ...................................      5,753
                                                                       --------

                                                                       $ 18,353
                                                                       ========


            See accompanying notes to condensed financial statements

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                                                        April 15, 2003
                                                 Three Months ended             Six Months ended         (Inception)
                                                      June 30,                       June 30,              Through
                                          --------------------------      --------------------------       June 30,
                                             2007            2006            2007            2006            2007
                                          ----------      ----------      ----------      ----------      ----------
Expenses:
  Contributed rent (Note 2) ...........   $      300      $      300      $      600      $      600      $    5,100
  Professional fees ...................        3,020           2,726           3,440           2,951          32,130
  Website .............................           --              --              --              --           4,516
  Other ...............................           71              36             296              72           2,001
                                          ----------      ----------      ----------      ----------      ----------
      Total expenses ..................        3,391           3,062           4,336           3,623          43,747
                                          ----------      ----------      ----------      ----------      ----------

      Loss before income taxes ........       (3,391)         (3,062)         (4,336)         (3,623)        (43,747)

Income tax provision (Note 4) .........           --              --              --              --              --
                                          ----------      ----------      ----------      ----------      ----------

      Net loss ........................   $   (3,391)     $   (3,062)     $   (4,336)     $   (3,623)     $  (43,747)
                                          ==========      ==========      ==========      ==========      ==========

Basic and diluted loss per share ......   $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                          ==========      ==========      ==========      ==========
Basic and diluted weighted average
 common shares outstanding ............    5,199,000       5,139,000       5,188,524       5,139,000
                                          ==========      ==========      ==========      ==========


            See accompanying notes to condensed financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Equity
                                  (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                  Common Stock          Additional      During
                                              ---------------------      Paid-In      Development
                                              Shares      Par Value      Capital         Stage           Total
                                              ------      ---------      -------         -----           -----
Balance at December 31, 2006 .............  5,179,000      $   518      $  38,382      $ (39,411)      $    (511)

March 2007, common stock sold pursuant
 to SB-2 registered offering at $.50
 per share (Note 3) ......................     20,000            2          9,998             --          10,000
Office space contributed by an officer ...         --           --            600             --             600
Net loss .................................         --           --             --         (4,336)         (4,336)
                                            ---------      -------      ---------      ---------       ---------

Balance at June 30, 2007 .................  5,199,000      $   520      $  48,980      $ (43,747)      $   5,753
                                            =========      =======      =========      =========       =========


            See accompanying notes to condensed financial statements

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                             April 15, 2003
                                                                  Six Months Ended            (Inception)
                                                                      June 30,                  Through
                                                             ---------------------------        June 30,
                                                               2007               2006            2007
                                                             --------           --------        --------
Cash flows from operating activities:
  Net loss ...............................................   $ (4,336)          $ (3,623)       $(43,747)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Office space contributed by an officer ..............        600                600           5,100
     Loss on website development fees ....................         --                 --           2,500
  Changes in operating assets and liabilities:
     Accrued liabilities .................................     (3,000)              (550)          1,500
                                                             --------           --------        --------
          Net cash used in operating activities ..........     (6,736)            (3,573)        (34,647)
                                                             --------           --------        --------
Cash flows from investing activities:
  Payments for website development .......................         --                 --          (2,500)
                                                             --------           --------        --------
          Net cash used in investing activities ..........         --                 --          (2,500)
                                                             --------           --------        --------
Cash flows from financing activities:
  Proceeds from the sale of common stock .................     10,000              3,500          44,400
  Proceeds from officer advances .........................         --                 --          11,100
                                                             --------           --------        --------
          Net cash provided by financing activities ......     10,000              3,500          55,500
                                                             --------           --------        --------

          Net change in cash .............................      3,264                (73)         18,353

Cash, beginning of period ................................     15,089                556              --
                                                             --------           --------        --------

Cash, end of period ......................................   $ 18,353           $    483        $ 18,353
                                                             ========           ========        ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Income taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========
  Interest                                                   $     --           $     --           $     --
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) RELATED PARTY TRANSACTIONS

In March 2007, the Company sold 5,000 shares of its common stock to the brother of the Company's president for $2,500, or $.50 per share.

From inception through June 30, 2007, the Company's president has advanced the Company $11,100 for working capital. The advances are non-interest bearing and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related party".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank and unless we have revenues, additional financing to maintain our ongoing business operations may be required. We may decide that we can not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore we may look for other potential business opportunities that might be available to us. However, we can not assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

We incurred operating expenses of $3,391 for the three months ended June 30, 2007 and $3,062 for the three months ended June 30, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended June 30, 2007 and 2006 were ($4,336) and ($3,623) respectively. Revenues for the six months ended June 30, 2007 and 2006 were $0 and $0, respectively.

Cash provided by financing activities from inception through June 30, 2007 was $500 resulting form the sale of common stock to our director Geoffrey Greenwood who purchased 5,000,000 shares of our Common Stock at $.0001 per share in April, 2003; $13,900 resulting from the sale of common stock to 48 un-affiliated shareholders who purchased 139,000 shares at $.10 per share pursuant to a Reg S offering completed between July and September, 2003; $20,000 resulting from the sale of common stock to an affiliated shareholder who purchased 40,000 shares at $.50 per share in a private offering September, 2006; and $10,000 resulting from the sale of common stock to 1 affiliated and 3 un-affiliated shareholders at $.50 per share pursuant to our SB-2 offering which closed on April 3, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we anticipate our current cash balance of $18,353 will allow us to complete the next six months of our operations in a limited scenario without having to raise additional funds or seek bank loans. Our director has verbally agreed to loan the company funds to continue operations in this limited scenario until sales will support operations or until we receive additional funding. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost. If we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however there is no assurance that sufficient revenues can be generated or that additional financing will be available, if required, or on terms favorable to us.

We may decide that we can not continue operations as detailed in our original business plan because of the lack of success of our current business. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

2nd Quarter, 2007

     - Begun build-out of our dedicated web based yacht MLS (multiple listing services) system. The build-out will consists of completing database programs. Ad server technology will allow partner/banner ads to be included on the website, and we have begun initial contact with ad servers for participation.

     - Begun design for mailer to a focused marketing group regarding Yacht Finder's services to the regional southern California yachting market.

     - Reviewed our database of several yacht broker associations including the California Yacht Broker Association for contact regarding Yacht Finder's services.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

3rd Quarter

     - Complete MLS system and Beta test with several yacht broker affiliates in a real world scenario. Yacht Finders plans to work with the yacht broker affiliates to establish a formal focus group on how to improve the services and products of Yacht Finders, Inc. We plan to offer our services to a select group of yacht brokers to test market our web services. We will offer the services for free at no risk for a period of 12 months, and will demonstrate to the clients how to upload their inventory and boat listings.

     - Complete any beta testing issues and improve the functions and services where needed.

     - Begin marketing efforts to seek affiliate yacht brokerage firms to sign up with Yacht Finder's yacht listing services.

     - Contact several ad sponsors for the ad sponsor sections of the web portal including West Marine, San Diego, CA

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our 10KSB filing on the SEC website at www.sec.gov under our SEC File Number333-121863.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statement which is prepared in accordance with accounting principles generally accepted in the United Sates of America
GAAP).

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

C. USE OF ESTIMATES

The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent form other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

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

G. REVENUE RECOGNITION

The Company recognizes revenues from listing services when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable.

Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on our current financial statements.

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

There were no reports filed on Form 8-K during the quarter ended June 30, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2007                  Yacht Finders, Inc., Registrant


                                By: /s/ Geoffrey Greenwood
                                    -------------------------------------------
                                    Geoffrey Greenwood, Director, President and
                                    Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 7, 2007                  Yacht Finders, Inc., Registrant


                                By: /s/ Geoffrey Greenwood
                                   --------------------------------------------
                                   Geoffrey Greenwood, President and
                                   Chief Executive Officer, Treasurer,
                                   Chief Financial Officer, and
                                   Principal Accounting Officer