Form 10QSB
period 2007-09-30
Yacht Finders, Inc.
filed 2007-10-10
CIK 1311673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

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

There were 5,199,000 shares of Common Stock outstanding as of September 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the 9 months ended September 30, 2007, prepared by the company, immediately follow.

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                            Condensed Balance Sheet
                         (Unaudited) September 30, 2007


                                     ASSETS
Current assets:
  Cash ............................................................... $ 17,073
                                                                       --------

                                                                       $ 17,073
                                                                       ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ........................... $    900
  Indebtedness to related party (Note 2) .............................   11,100
                                                                       --------

      Total liabilities ..............................................   12,000
                                                                       --------

Shareholders' equity (Notes 2 and 3):
  Preferred stock, $.0001 par value; 20,000,000 shares authorized,
   -0- shares issued and outstanding .................................       --
  Common stock, $.0001 par value; 80,000,000 shares authorized,
   5,199,000 shares issued and outstanding ...........................      520
  Additional paid-in capital .........................................   49,280
  Deficit accumulated during development stage .......................  (44,727)
                                                                       --------

      Total shareholders' equity .....................................    5,073
                                                                       --------

                                                                       $ 17,073
                                                                       ========


            See accompanying notes to condensed financial statements

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                                                     April 15, 2003
                                            Three Months ended               Nine Months ended        (Inception)
                                               September 30,                   September 30,            Through
                                       --------------------------      --------------------------     September 30,
                                          2007            2006            2007            2006            2007
                                       ----------      ----------      ----------      ----------      ----------
Expenses:
  Contributed rent (Note 2) ........   $      300      $      300      $      900      $      900      $    5,400
  Professional fees ................        1,105           5,372           4,120           5,597          32,810
  Website ..........................           --              --              --              --           4,516
  Other ............................           --              36             296             168           2,001
                                       ----------      ----------      ----------      ----------      ----------
      Total expenses ...............        1,405           5,708           5,316           6,665          44,727
                                       ----------      ----------      ----------      ----------      ----------

      Loss before income taxes .....       (1,405)         (5,708)         (5,316)         (6,665)        (44,727)

Income tax provision (Note 4) ......           --              --              --              --              --
                                       ----------      ----------      ----------      ----------      ----------

      Net loss .....................   $   (1,405)     $   (5,708)     $   (5,316)     $   (6,665)     $  (44,727)
                                       ==========      ==========      ==========      ==========      ==========

Basic and diluted loss per share ...   $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                       ==========      ==========      ==========      ==========

Basic and diluted weighted average
 common shares outstanding .........    5,199,000       5,139,000       5,191,444       5,139,000
                                       ==========      ==========      ==========      ==========


            See accompanying notes to condensed financial statements

                              YACHT FINDERS, INC.
                         (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Equity
                                  (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock            Additional      During
                                              ----------------------       Paid-In      Development
                                              Shares       Par Value       Capital         Stage           Total
                                              ------       ---------       -------         -----           -----
Balance at December 31, 2006 .............  5,179,000      $     518      $  38,382      $ (39,411)      $    (511)

March 2007, common stock sold pursuant
 to SB-2 registered offering at $.50
 per share (Note 3) ......................     20,000              2          9,998             --          10,000
Office space contributed by an officer ...         --             --            900             --             900
Net loss .................................         --             --             --         (5,316)         (5,316)
                                            ---------      ---------      ---------      ---------       ---------

Balance at September 30, 2007 ............  5,199,000      $     520         49,280      $ (44,727)      $   5,073
                                            =========      =========      =========      =========       =========


            See accompanying notes to condensed financial statements

                               YACHT FINDERS, INC
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                          April 15, 2003
                                                              Nine Months Ended            (Inception)
                                                                 September 30,               Through
                                                           -------------------------       September 30,
                                                             2007             2006             2007
                                                           --------         --------         --------
Cash flows from operating activities:
  Net loss ..............................................  $ (5,316)        $ (6,665)        $(44,727)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Office space contributed by an officer .............       900              900            5,400
     Loss on website development fees ...................        --               --            2,500
  Changes in operating assets and liabilities:
     Accrued liabilities ................................    (3,600)           1,450              900
                                                           --------         --------         --------
          Net cash used in operating activities .........    (8,016)          (4,315)         (35,927)
                                                           --------         --------         --------
Cash flows from investing activities:
  Payments for website development ......................        --               --           (2,500)
                                                           --------         --------         --------
          Net cash used in investing activities .........        --               --           (2,500)
                                                           --------         --------         --------
Cash flows from financing activities:
  Proceeds from the sale of common stock ................    10,000           20,000           44,400
  Proceeds from officer advances ........................        --            4,000           11,100
                                                           --------         --------         --------
          Net cash provided by financing activities .....    10,000           24,000           55,500
                                                           --------         --------         --------

          Net change in cash ............................     1,984           19,685           17,073

Cash, beginning of period ...............................    15,089              556               --
                                                           --------         --------         --------

Cash, end of period .....................................  $ 17,073         $ 20,241         $ 17,073
                                                           ========         ========         ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Income taxes ..........................................  $     --         $     --         $     --
                                                           ========         ========         ========
  Interest ..............................................  $     --         $     --         $     --
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) RELATED PARTY TRANSACTIONS

In March 2007, the Company sold 5,000 shares of its common stock to the brother of the Company's president for $2,500, or $.50 per share.

From inception through September 30, 2007, the Company's president has advanced the Company $11,100 for working capital. The advances are non-interest bearing and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related party".

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

We incurred operating expenses of $1,405 and $5,316 for the three and nine months ended September 30, 2007, and $5,708 and $6,665 for the same periods ending September 30, 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and nine months ended September 30, 2007 was $1,405 and $5,316, and $5,708 and $6,665 for the same periods ending September 30, 2006, respectively. Revenues for the three and nine months ended September 30, 2007 and 2006 were $0 and $0, respectively.

Cash provided by financing activities from inception through September 30, 2007 was $500 resulting form the sale of common stock to our director Geoffrey Greenwood who purchased 5,000,000 shares of our Common Stock at $.0001 per share in April, 2003; $13,900 resulting from the sale of common stock to 48 un-affiliated shareholders who purchased 139,000 shares at $.10 per share pursuant to a Reg S offering completed between July and September, 2003; $20,000 resulting from the sale of common stock to an affiliated shareholder who purchased 40,000 shares at $.50 per share in a private offering September, 2006; and $10,000 resulting from the sale of common stock to 1 affiliated and 3 un-affiliated shareholders at $.50 per share pursuant to our SB-2 offering which closed on April 3, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we anticipate our current cash balance of $17,073 will allow us to complete the next three months of our operations in a limited scenario without having to raise additional funds or seek bank loans. Our director has verbally agreed to loan the company funds to continue operations in this limited scenario until sales will support operations or until we receive additional funding. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost. If we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however there is no assurance that sufficient revenues can be generated or that additional financing will be available, if required, or on terms favorable to us.

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

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

4rd Quarter

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

     - Contact several ad sponsors for the ad sponsor sections of the web portal including West Marine, San Diego, CA

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our 10KSB filing on the SEC website at www.sec.gov under our SEC File Number333-121863.

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 9, 2007                  Yacht Finders, Inc., Registrant


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

October 9, 2007                  Yacht Finders, Inc., Registrant


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