Form 10QSB
period 2008-03-31
Yacht Finders, Inc.
filed 2008-05-07
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

Commission File Number: 000-52528

YACHT FINDERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0736467
(State of organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405

(Address of principal executive offices)

(310) 396-1691

Registrant’s telephone number, including area code

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of April 20, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
(A Development Stage Company)
Balance Sheets

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$16,018

TOTAL ASSETS	$-	$16,018

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$4,918
Note Payable—former officer	-	11,100
Note payable—related party	28,986	11,366
Accrued interest	170	-

Total Current Liabilities	29,156	27,384

TOTAL LIABILITIES	29,156	27,384

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of March 31, 2008 and December 31, 2007)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(78,956)	(61,166)

Total Stockholders' Deficit	(29,156)	(11,366)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$16,018

See accompanying notes to financials statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	April 15, 2003 (Inception) through March 31, 2008

Revenues	$-	$-	$-

Operating Expenses
Contributed rent	-	300	5,400
General and Administrative expenses	17,620	645	73,386

Total Operating Expenses	17,620	945	78,786

Other income (loss)
Interest expense	(170)	-	(170)
Total other income (loss)	(170)	-	(170)

Net Loss	(17,790)	(945)	(78,956)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,199,000	5,182,333

see accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	April 15, 2003 (Inception) through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(17,790)	$(945)	$(78,956)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	300	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,918)	(3,000)	-
Increase (decrease) in interest payable	170	-	170

Net cash provided by (used in) operating activities	$(22,538)	$(3,645)	$(70,886)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash provided by (used in) investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from note payable	17,620	-	28,986
Proceeds (payments)—loan from officer	(11,100)	-	-
Common stock issued for cash	-	10,000	44,400

Net cash provided by (used in) financing activities	6,520	10,000	73,386

Net increase (decrease) in cash	(16,018)	6,355	-

Cash at beginning of period	16,018	15,089	-

Cash at end of period	$-	$21,444	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

Business description

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder's Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has limited operations and in accordance with SFAS # 7, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a December 31, year-end.

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

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

E. BASIC EARNINGS PER SHARE

In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

F. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $78,956 during the period of April 15, 2003 (inception) to March 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5. RELATED PARTY TRANSACTIONS

In March 2007, the Company sold 5,000 shares of its common stock to the brother of the Company's former president for $2,500, or $.50 per share.

From inception through September 30, 2007, the Company's former president advanced the Company $11,100 for working capital. These advances were non-interest bearing and due on demand. The advances were repaid in full during the quarter ended March 31, 2008

The Company's former president contributed office space to the Company for the periods through September 30, 2007. The office space was valued at $100 per month based on the market rate in the local area and is reflected in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

At March 31, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $28,986, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009.The principal balance of the convertible promissory notes and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and replacement notes in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

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

NOTE 6. INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance offsetting all deferred tax assets.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation — Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2007.

Plan of Operation

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

From inception through November 6, 2007, the Company’s business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. We anticipate no operations unless and until we complete a business combination as described above.

Results of Operations for Fiscal Quarter Ended March 31, 2008 Compared To March 31, 2007

During the first fiscal quarter of 2008, we had no revenues and had a net loss of $(17,790) compared to a net loss of $(945) in the first fiscal quarter of 2007. General and administrative expenses in the first quarter of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise tax and other compliance fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first quarter of 2007 related to professional fees, rent and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the first fiscal quarter of 2008.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $78,956. As of March 31, 2008 we had total liabilities of $29,156.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending December 31, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•
failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  We had $29,156 negative working capital as of March 31, 2008; we had an accumulated deficit of $78,956 incurred  through  March 31, 2008 and recorded a loss of $(17,790) for the first quarter of 2008 and a loss of $(21,755) from operations for the fiscal year ended December 31, 2007.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2008 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

We currently have no operating revenues or earnings from operations.

We currently have had no operating revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management does not devote its full time to our business and operations.

Our management only devotes minimal time to our business. Management does not have any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part−time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full−time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as−needed basis.

We may have conflicts of interest with our management team.

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company (“Affiliated Companies”) which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.

•
The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of the Company. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company have a fiduciary responsibility to the Company and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for The Company and its shareholders.

•
The officers and directors of The Company may serve as officers and directors of other Affiliated Companies in the future. The Company's officers and directors are required to devote only so much of their time to The Company's affairs as they deem appropriate, in their sole discretion. As a result, The Company's officers and directors may have conflicts of interest in allocating their management time, services, and functions among The Company and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

•
The Affiliated Companies may compete directly or indirectly with The Company for the acquisition of available, desirable combination candidates. There may be factors unique to The Company or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to the Company’s shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both The Company and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when − or if − an acquisition ever will be completed.

•
Certain conflicts of interest exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management. As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet the Company's selection criteria. It is likely, however, that the combination criteria of the Company and any Affiliated Companies will be substantially identical. Ultimately, the Company's shareholders ultimately must rely on the fiduciary responsibility owed to them by the Company's officers and directors. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the Company. Failure by them to conduct the Company's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to the Company should consult their counsel.

Our Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our proposed operations are purely speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that the Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

We are subject to the penny stock rules.

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

We may have significant difficulty in locating a viable business combination candidate.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current shareholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

Any business combination that we engage in may have tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

 ITEM 6. EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

YACHT FINDERS, INC.

Date: May 7, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.