Form 10-Q
period 2008-06-30
Yacht Finders, Inc.
filed 2008-08-08
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of July 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
(A Development Stage Company)
Balance Sheets

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$16,018

TOTAL ASSETS	$-	$16,018

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$900	$4,918
Note Payable—former officer	-	11,100
Note payable—related party	40,655	11,366
Accrued interest	605	-

Total Current Liabilities	42,160	27,384

TOTAL LIABILITIES	42,160	27,384

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of June 30, 2008 and December 31, 2007)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(91,960)	(61,166)

Total Stockholders' Deficit	(42,160)	(11,366)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$16,018

See accompanying notes to financials statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended June 30, 2008	Three Mos. Ended June 30, 2007	Six Mos. Ended June 30, 2008	Six Mos. Ended June 30, 2007	April 15, 2003 (Inception) through June 30, 2008

Revenues	$-	$-	$-	$-	$-
Operating Expenses
Contributed rent	-	300	-	600	5,400
General and administrative	12,569	3,091	30,189	3,736	85,955

Net Operating Expenses	12,569	3,391	30,189	4,336	91,355

Other income (loss)
Interest expense	(435)	-	605	-	605
Total other income (loss)	(435)	-	605	-	605

Net Loss	$(13,004)	$(3,391)	$(30,794)	$(4,336)	$(91,960)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,199,000	$5,199,000	5,199,000	5,188,524

see accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	April 15, 2003 (Inception) through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(30,794)	$(4,336)	$(91,960)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	600	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,018)	(3,000)	900
Increase (decrease) in interest payable	605	-	605

Net cash provided by (used in) operating activities	$(34,207)	$(6,736)	$(82,555)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash provided by (used in) investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from note payable	29,289	-	40,655
Proceeds (payments)--loan from officer	(11,100)	-	-
Common stock issued for cash	-	10,000	44,400

Net cash provided by (used in) financing activities	18,189	10,000	85,055

Net increase (decrease) in cash	(16,018)	3,264	-

Cash at beginning of period	16,018	15,089	-

Cash at end of period	$-	$18,353	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

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
June 30, 2008
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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $91,960 during the period of April 15, 2003 (inception) to June 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $40,655, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. The principal balance of the convertible promissory notes and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and replacement notes in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

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

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

* Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

* Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Results of Operations for Fiscal Quarter Ended June 30, 2008 Compared To June 30, 2007

During the second fiscal quarter of 2008, we had no revenues and had a net loss of $(13,004) compared to a net loss of $(3,391) in the second fiscal quarter of 2007. General and administrative expenses in the second quarter of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise tax and other compliance fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the second quarter of 2007 related to professional fees, rent and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the second fiscal quarter of 2008.

Results of Operations for the Six Months Ended June 30, 2008 Compared To June 30, 2007

During the first six months of 2008, we had no revenues and had a net loss of $(30,794) compared to a net loss of $(4,336) in the first six months of 2007. General and administrative expenses in the first six months of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise tax and other compliance fees and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first quarter of 2007 related to professional fees, rent and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the first six months of 2008.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(91,960). As of June 30, 2008 we had total liabilities of $(42,160).

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  We had $(42,160) negative working capital as of June 30, 2008; we had an accumulated deficit of $(91,960) incurred  through  June 30, 2008 and recorded a loss of $(13,004) for the second quarter of 2008 and a loss of $(21,755) from operations for the fiscal year ended December 31, 2007.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2008 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

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

YACHT FINDERS, INC.

Date: August 6, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.