Form 10KSB/A
period 2007-12-31
Yacht Finders, Inc.
filed 2008-10-14
CIK 1311673

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

2045 Kettner Blvd., Ste 101
San Diego, CA 92101
____________________________________________
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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

YACHT FINDERS, INC.
ANNUAL REPORT ON FORM 10-KSB/A
For the fiscal year ended December 31, 2007
EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-KSB for the fiscal year ended December 31, 2007, which was originally filed on March 26, 2008 (the “Original Filing”) in order to correct the language of the certification required by Item 601(b)(310) of Regulation S-B as filed therewith.

In connection with this Amendment No. 1, the Company’s principal executive officer/principal financial officer is providing a new certification which strictly complies with the requirements of Item 601(b)(310) of Regulation S-B. This new certification includes the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of the Securities Act of 1933, as amended, which were inadvertently omitted from the Original Filing.

Except for the amendment described above, this Amendment No. 1 does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PART III

ITEM 13. EXHIBITS
Exhibit Number	Description

10.1	Services Agreement with Fountainhead Capital Management, Inc. (1)

31.1	Certification of Principal Executive Officer and Principal
Financial Officer filed pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal (2)
Financial Officer furnished pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

(1)	Filed previously on March 26, 2008 as an exhibit to our Form 10-KSB for the period ended December 31, 2007 and by this reference incorporated herein.

(2)	Filed previously on March 26, 2008 as an exhibit to our Form 10-KSB for the period ended December 31, 2007 and by this reference incorporated herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YACHT FINDERS, INC.
October 14, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
President, Secretary, Principal Executive Officer and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Thomas W. Colligan THOMAS W. COLLIGAN	Sole Director