Form 10QSB/A
period 2008-03-31
Yacht Finders, Inc.
filed 2008-10-14
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

Commission File Number: 000-52528

YACHT FINDERS, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	76-0736467
(State of organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405
________________________________________
(Address of principal executive offices)

(310) 396-1691
_________________________________________________
Registrant’s telephone number, including area code

_________________________________
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

YACHT FINDERS, INC.
QUARTERLY REPORT ON FORM 10-QSB/A
For the quarter ended March 31, 2008

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-QSB for the quarter ended March 31, 2008, which was originally filed on May 7, 2008 (the “Original Filing”) in order to correct the language of the certification required by Item 601(b)(310) of Regulation S-B as filed therewith.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer and Principal
Financial Officer filed pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal (1)
Financial Officer furnished pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

(1)	Filed previously on May 7, 2008 as an exhibit to our Form 10-QSB for the period ended March 31, 2008 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YACHT FINDERS, INC.
October 14, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
President, Secretary, Principal Executive Officer and Principal Financial Officer