Form 10-Q
period 2008-09-30
Yacht Finders, Inc.
filed 2008-11-12
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2008

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 1, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
(A Development Stage Company)
Balance Sheets

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$16,018

TOTAL ASSETS	$-	$16,018

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$4,918
Note Payable—former officer	-	11,100
Note payable—related party	54,107	11,366
Accrued interest	1,215	-

Total Current Liabilities	55,322	27,384

TOTAL LIABILITIES	55.322	27,384

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of September 30, 2008 and December 31, 2007)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(105,122)	(61,166)

Total Stockholders' Deficit	(55,322)	(11,366)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$16,018

See accompanying notes to financials statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended September 30, 2008	Three Mos. Ended September 30, 2007	Nine Mos. Ended September 30, 2008	Nine Mos. Ended September 30, 2007	April 15, 2003 (Inception) through September 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Contributed rent	-	300	-	900	5,400
General and administrative	12,552	1,105	42,741	4,416	98,507

Net Operating Expenses	12,552	1,405	30,189	5,316	103,907

Other income (loss)
Interest expense	(610)	-	(1,215)	-	(1,215)
Total other income (loss)	(610)	-	(1,215)	-	(1,215)

Net Loss	$(13,162)	$(1,405)	$(43,956)	$(5,316)	$(105,122)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,199,000	$5,199,000	5,199,000	5,191,444

see accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	April 15, 2003 (Inception) through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(43,956)	$(5,316)	$(105,122)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	900	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,918)	(3,600)	-
Increase (decrease) in interest payable	1,215	-	1,215

Net cash provided by (used in) operating activities	$(47,659)	$(8,016)	$(96,007)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash provided by (used in) investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from note payable	42,741	-	54,107
Proceeds (payments)—loan from officer	(11,100)	-	-
Common stock issued for cash	-	10,000	44,400

Net cash provided by (used in) financing activities	31,641	10,000	98,507

Net increase (decrease) in cash	(16,018)	1,984	-

Cash at beginning of period	16,018	15,089	-

Cash at end of period	$-	$17,073	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2008.

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
September 30, 2008
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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $105,122 during the period of April 15, 2003 (inception) to September 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $54,107, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.The principal balance of the convertible promissory notes and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and replacement notes in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

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

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

Results of Operations for Fiscal Quarter Ended September 30, 2008 Compared To September 30, 2007

During the third fiscal quarter of 2008, we had no revenues and had a net loss of $(13,162) compared to a net loss of $(1,405) in the third fiscal quarter of 2007. General and administrative expenses in the third quarter of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise tax and other compliance fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the third quarter of 2007 related to professional fees, rent and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the third fiscal quarter of 2008.

Results of Operations for the Nine Months Ended September 30, 2008 Compared To September 30, 2007

During the first nine months of 2008, we had no revenues and had a net loss of $(43,956) compared to a net loss of $(5,316) in the first nine months of 2007. General and administrative expenses in the first nine months of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise tax and other compliance fees and payment of service fees in the amount of $30,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first quarter of 2007 related to professional fees, rent and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the first nine months of 2008.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(105,122). As of September 30, 2008 we had total liabilities of $(55,322).

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  We had $(55,322) negative working capital as of September 30, 2008; we had an accumulated deficit of $(105,122) incurred  through  September 30, 2008 and recorded a loss of $(13,162) for the third quarter of 2008 and a loss of $(21,755) from operations for the fiscal year ended December 31, 2007.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2008 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YACHT FINDERS, INC.

Date: November 11, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.