Form 10-K
period 2008-12-31
Yacht Finders, Inc.
filed 2009-03-18
CIK 1311673

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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

Issuer's telephone number, including area code: (310) 396-1691

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

State issuer's revenues for its most recent fiscal year: $0.00

As of January 1, 2009, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the most recent quote on the OTCBB of $.00 per share is $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,199,000 shares of common stock as of January 1, 2009.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Yacht Finders, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

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

It is emphasized that the Company may affect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because state law so requires.

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

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

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

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to affect such resale.

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

Employees

As of December 31, 2008, the Company had no employees.

ITEM 1A.  RISK FACTORS

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

(d) LACK OF OPERATING HISTORY. The majority interest in the Company was purchased in November 2007 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

(g) TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid affecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

(u) RULE 144 SALES. The majority of the outstanding shares of Common Stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

Going Concern Qualification

Our auditors have prepared their report on the audited financial statements contained in this Annual Report on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying audited financial statements, as of December 31, 2008 our current liabilities exceed our current assets by $69,537 and our total liabilities exceed our total assets by $69,537.  These factors, among others, indicate that we may be unable to continue existence.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

As of December 31, 2008, the Company did not own or lease any properties.

ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 2008, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008, and no meeting of shareholders was held.

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

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

Notes Payable

At December 31, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $67,510, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.

Status of Outstanding Common Stock

As of December 31, 2008, we had a total of 5,199,000 shares of our common stock outstanding.  Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.   SELECTED FINANCIAL DATA

Year Ended

	12/31/08	12/31/07	12/31/06
Revenues	$-	$-	$-
Net Income (Loss)	$(58,171)	$(21,755)	$(13,117)
Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$-	$-
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000	5,114,128
Stockholders’ Equity (Deficit)	$(119,337)	$(11,366)	$(511)
Total Assets	$-	$16,018	$15,089
Total Liabilities	$69,537	$27,384	$15,600

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2008, we had no cash, a working capital deficit of $69,537 and an accumulated deficit during the development stage of $119,337 through December 31, 2008.  Our operating activities used $61,062 in cash for the fiscal year period ended December 31, 2008, while our operations used $20,437 cash in the fiscal year ended December 31, 2007.  The increase in uses of operating cash was primarily attributable to the Company incurring management advisory fees of $40,000 during the fiscal year ended December 31, 2008.  We received $0.00 in revenue during the fiscal year ended December 31, 2008.

Management believes that the Company will require a cash infusion of at least $50,000 for the next twelve months.  Historically, we have depended on loans from our principal shareholders and their affiliated companies (to provide us with working capital as required.  There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $67,510, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.

Twelve Months Ended December 31, 2008 Compared to December 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/08 (audited)	12/31/07 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating Expenses	56,144	21,755	34,389	158.07%
Net (loss)	(58,171)	(21,755)	36,416	167.39%
Loss per share of common stock	(0.01)	(0.00)	(0.01)	—

We recorded a net loss of $58,171 for the fiscal year ended December 31, 2008 as compared with a net loss of $21,755 for the fiscal year ended December 31, 2007.  The increase in net loss was primarily attributable to the Company incurring management advisory fees of $40,000 during the fiscal year ended December 31, 2008.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2008 and 2007 and the period from April 15, 2003 (inception) through December 31, 2008 and the reports thereon of Cordovano and Honeck LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and from April 15, 2003 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and from April 15, 2003 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
March 17, 2009

YACHT FINDERS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$-	$16,018

Total current assets	-	16,018

TOTAL ASSETS	$-	$16,018

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$-	$4,918
Accrued interest	2,027	-
Note payable—former officer	-	11,100
Note payable—related party	67,510	11,366

Total liabilities	69,537	27,384

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	-	-
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(119,337)	(61,166)

Total stockholders’ deficit	(69,537)	(11,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$16,018

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION(APRIL 15, 2003) TO
	2008	2007	DEC. 31, 2008

REVENUES	$—	$—	$—

OPERATING AND EXPENSES:
Contributed rent	—	900	5,400
General and administrative	56,144	20,855	111,910
TOTAL OPERATING EXPENSES	56,144	21,755	117,310

OTHER EXPENSES:
Interest expense	2,027	—	2,027
TOTAL OTHER EXPENSES:	2,027	—	2,027

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(58,171)	(21,755)	(119,337)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$(58,171)	$(21,755)	$(119,337)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Net income (loss)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During
	Shares	Par Value	Paid-In Capital	Development Stage	Total
Balance at April 15, 2003 (inception)	—	$—	$—	$—	$—

April 2003, common stock sold to an officer ($.0001/share) (Note 2)	5,000,000	500	—	—	500
July through September 2003, common stock sold through a private offering ($.10/share) (Note 3)	139,000	14	13,886	—	13,900
Office space contributed by an officer (Note 2)	—	—	900	—	900
Net loss	—	—	—	(6,668)	(6,668)

Balance at December 31, 2003	5,139,000	514	14,786	(6,668)	8,632

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(10,880)	(10,880)

Balance at December 31, 2004	5,139,000	514	15,986	(17,548)	(1,048)

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(8,746)	(8,746)

Balance at December 31, 2005	5,139,000	514	17,186	(26,294)	(8,594)

September 2006, common stock sold in private offering ($.50/share) (unaudited) (Note 3)	40,000	4	19,996	—	20,000
Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(13,117)	(13,117)

Balance at December 31, 2006	5,179,000	518	38,382	(39,411)	(511)

March 2007, common stock sold pursuant to SB-2 registered offering at $.50 per share (Note 3)	20,000	2	9,998	—	10,000
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(21,755)	(21,755)

Balance at December 31, 2007	5,199,000	520	49,280	(61,166)	(11,366)

Net loss	—	—	—	(58,171)	(58,171)

Balance at December 31, 2008	5,199,000	$520	49,280	$(119,337)	$(69,537)

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (APRIL 15, 2003) TO
	2008	2007	DEC. 31, 2008
OPERATING ACTIVITIES:
Net (loss)	$(58,171)	$(21,755)	$(119,337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Office space contribution	—	900	5,400
Loss on website development fees	—	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued interest	2,027	—	2,027
Accounts payable	(4,918)	418	—
NET CASH (USED IN) OPERATING ACTIVITIES	(61,062)	(20,437)	(109,410)

INVESTING ACTIVITIES:
Payments for website development	—	—	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(2,500)

FINANCING ACTIVITIES:
Proceeds from note payable-shareholder	56,144	11,366	67,510
Payments for officer loan	(11.100)	—	—
Common stock issued for cash	—	10,000	44,400
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,044	21,366	111,910

INCREASE (DECREASE) IN CASH	(16,018)	929	—

CASH – BEGINNING OF PERIOD	16,018	15,089	—
CASH – END OF PERIOD	$—	$16,018	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$-
Cash paid for taxes	$—	$—	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements
AS OF DECEMBER 31, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has losses since inception and at December 31, 2008 and December 31, 2007 had a net capital deficit. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

The Company had $-0- cash at December 31, 2008 and no cash equivalents.  The Company had $16,018 cash at December 31, 2007 and no cash equivalents.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2008 and December 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements
AS OF DECEMBER 31, 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

FISCAL YEAR-END

The Company operates on a December 31 year-end.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $119,337 during the period of April 15, 2003 (inception) to December 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2008, the Company’s fair values of its financial assets and liabilities, which consist of cash and cash equivalents, interest payable and loans due to shareholders approximate their carrying amount due to the short period of time to maturity.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008. The adoption did not have a material impact on its results of operations and financial position.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements
AS OF DECEMBER 31, 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), “Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

 In December 2007, FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations”, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above).  Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price.  Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial position. However, the adoption of SFAS 141(R) is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.  Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors.  This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009.  The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements
AS OF DECEMBER 31, 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

From inception through September 30, 2007, the Company's former president advanced the Company $11,100 for working capital. These advances were non-interest bearing and were fully repaid during the first quarter of 2008.

The Company's former president contributed office space to the Company for the periods presented through September 30, 2007. The office space was valued at $100 per month based on the market rate in the local area and is reflected in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

At December 31, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $67,510, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements
AS OF DECEMBER 31, 2008

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

(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2008	2007
U.S. statutory federal rate	15.57%	15.00%
State income tax rate, net of federal benefit	7.46%	7.51%
Contributed rent	—%	-3.10%
Net operating loss for which no tax benefit is currently available	-23.03%	-19.41%
	0.00%	0.00%

At December 31, 2008, deferred tax assets consisted of a net tax asset of $25,943, due to operating loss carryforwards of $113,937, which was fully allowed for, in the valuation allowance of $25,943 The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2008 and 2007 totaled $13,399 and $4,695, respectively. The current tax benefit for the years ended December 31, 2008 and 2007 also totaled $13,399 and $4,695, respectively.  The net operating loss carryforward expires through the year 2028.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements
AS OF DECEMBER 31, 2008

(4) INCOME TAXES (CON’T)

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

(5)  STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

YACHT FINDERS, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Cordovano and Honeck LLP, an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to Cordovano and Honeck LLP all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ Thomas W. Colligan
Thomas W. Colligan
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

Thomas W. Colligan	36	CEO, CFO President, Treasurer and Secretary since 2007

Thomas W. Colligan has been our director, chief executive officer, chief financial officer, president, treasurer and secretary since October 2007. He is also currently the business development manager of Adventist Healthcare, Inc. and has held such position since June 2005. Mr. Colligan has also been an adjunct professor of psychology at Montgomery College, Maryland, since 2003 and a Group Psychotherapist with J&E Associates in Maryland since November 2001. Mr. Colligan holds a Masters Degree in Social Work and specializes in the delivery of quality behavioral healthcare to individuals and groups. Prior to joining Adventist, Mr. Colligan’s work focused on the investigation and analysis of clinical data relating to behavioral health through his work as a Clinical Research Coordinator and Psychotherapist with the Centers for Behavioral Health in Maryland. Mr. Colligan has also co-authored three works: “Understanding Workplace Stress - Journal of Workplace Behavioral Health;” “Measuring cultural climate in a uniformed services medical center, Military Medicine, 164(3), 202-208;” and “Spouse abuse: Physician guidelines to identification, diagnosis, and management in the uniformed services, Military Medicine, 164(1), 30-36.” Mr. Colligan is currently an MBA candidate at Frostburg State University in Maryland. He expects to matriculate in August 2006. Other than Yacht Finders, Inc., Mr. Colligan is not a director, executive officer or significant shareholder of any other public reporting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2008, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to.  Currently Mr. Colligan is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.  Currently, since Mr. Colligan serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable.  Our sole current officer and director, Thomas W. Colligan, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company.  We currently have no formal written salary arrangement with our sole officer.  Mr. Colligan may receive a salary or other compensation for services that he provides to the Company in the future.  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2008 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	4,350,500	83.68%
Portman House Hue Street St Helier Jersey JE4 5RP

La Pergola Investments Limited	769,500	14.80%
Portman House Hue Street St Helier Jersey JE4 5RP

Thomas Colligan	0	0.00%
5528 Westcott Circle Frederick, Maryland

Officers and directors as a group (one person)	0	0.00%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2008.  All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2008, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $67,510, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007.  Pursuant to the terms of the Services Agreement, FHM shall provide the following services to the Company:

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

A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company.  Mr. Colligan is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Cordovano and Honeck LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review our interim financial statements for the first, second and third quarters of 2008 will be approximately $6,200.00. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2007 were $5,700.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2008 or 2007.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.
Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Cordovano and Honeck LLP,, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2008 and 2007

•	Statements of Operations for the years ended December 31, 2008 and 2007 and the period from April 15, 2003 (inception) to December 31, 2008

•	Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007 and the period from April 15, 2003 (inception) to December 31, 2008

•	Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from April 15, 2003 (inception) to December 31, 2008

•	Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

10.1 Loan Agreement and Promissory Note with Fountainhead Capital Management Limited

23.1. Consent of Cordovano and Honeck LLP regarding audited financial statements for the period ending December 31, 2008

31.1. Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yacht Finders, Inc.
(Registrant)

By
/s/ Thomas W. Colligan

Thomas W. Colligan
President, Chief Executive Officer , Chief
Financial Officer and Principal Accounting
Officer

Date
March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan
Sole Director

Date
March 17, 2009