Form 10-Q
period 2009-06-30
Yacht Finders, Inc.
filed 2009-08-07
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2009

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of July 31, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
(A Development Stage Company)
Balance Sheets

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable—related party	97,673	67,510
Accrued interest	4,259	2,027

Total Current Liabilities	101,932	69,537

TOTAL LIABILITIES	101,932	69,537

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of June 30, 2009 and December 31, 2008)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(151,732)	(119,337)

Total Stockholders' Deficit	(101,932)	(69,537)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended June 30, 2009	Three Mos. Ended June 30, 2008	Six Mos. Ended June 30, 2009	Six Mos. Ended June 30, 2008	April 15, 2003 (Inception) through June 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Contributed rent	-	-	-	-	5,400
General and administrative	12,465	12,569	30,162	30,189	142,072

Net Operating Expenses	12,465	12,569	30,162	30,189	147,472

Other income (loss)

Interest expense	(1,220)	(435)	(2,233)	(605)	(4,260)

Total other income (loss)	(1,220)	(435)	(2,233)	(605)	(4,260)

Net Loss	$(13,685)	$(13,004)	$(32,395)	$(30,794)	$(151,732)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	April 15, 2003 (Inception) through June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(32,395)	$(30,794)	$(151,732)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	-	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	(4,018)	-
Increase (decrease) in interest payable	2,233	605	4,260

Net cash provided by (used in) operating activities	$(30,162)	$(34,207)	$(139,572)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash provided by (used in) investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from note payable	30,162	29,289	97,672
Proceeds (payments)—loan from officer	-	(11,110)	-
Common stock issued for cash	-	-	44,400

Net cash provided by (used in) financing activities	30,162	18,189	142,072

Net increase (decrease) in cash	-	(16,018)	-

Cash at beginning of period	-	16,018	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)
(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2008.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash or cash equivalents at June 30, 2009.

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
June 30, 2009
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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $151,732 during the period of April 15, 2003 (inception) to June 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009
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

At June 30, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $97,673, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009 (the “Note”).  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note.

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
June 30, 2009
(Stated in US Dollars)
(Unaudited)

NOTE 5.  RELATED PARTY TRANSACTIONS (CON’T)

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

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders'  equity section of the Company contains the following classes of capital stock as of June 30, 2009:

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

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2008.

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

Results of Operations for Fiscal Quarter Ended June 30, 2009 Compared To June 30, 2008

During the second fiscal quarter of 2009, we had no revenues and had a net loss of $(13,685) compared to a net loss of $(13,004) in the second fiscal quarter of 2008. General and administrative expenses in the second quarter of 2009 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the second quarter of 2008  related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the second fiscal quarter of 2009.

Results of Operations for the Six Months Ended June 30, 2009 Compared To June 30, 2008

During the first six months of 2009, we had no revenues and had a net loss of $(32,395) compared to a net loss of $(30,794) in the first six months of 2008. General and administrative expenses in the first six months of 2009 related to transfer agent fees, professional fees, filing agent fees, franchise taxes, compliance costs and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first six months of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise taxes, compliance costs and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the first six months of 2009.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2009 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(151,732). As of June 30, 2009 we had total liabilities of $101,932.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending December 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern.  We had $(101,932) negative working capital as of June 30, 2009; we had an accumulated deficit of $(151,732) incurred  through  June 30, 2009 and recorded a loss of $(13,685) for the second quarter of 2009 and a loss of $(58,171) from operations for the fiscal year ended December 31, 2008.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2009 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: August 6, 2009	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.