Form 10-Q
period 2009-09-30
Yacht Finders, Inc.
filed 2009-11-09
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2009

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 1, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
(A Development Stage Company)
Balance Sheets

	As of September 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable—related party	110,149	67,510
Accrued interest	5,730	2,027

Total Current Liabilities	115,879	69,537

TOTAL LIABILITIES	115,879	69,537

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of September 30, 2009 and December 31, 2008)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(165,679)	(119,337)

Total Stockholders' Deficit	(115,879)	(69,537)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended September 30, 2009	Three Mos. Ended September 30, 2008	Nine Mos. Ended September 30, 2009	Nine Mos. Ended September 30, 2008	April 15, 2003 (Inception) Through September 30, 2009

Revenues	$-	$-	$-	$-	$	$ -

Operating Expenses
Contributed rent	-	-	-	-		5,400
General and administrative	12,477	12,552	42,639	42,741		154,549

Net Operating Expenses	12,477	12,552	42,639	42,741		159,949

Other income (loss)

Interest expense	(1,470)	(610)	(3,703)	(1,215)		(5,730)

Total other income (loss)	(1,470)	(610)	(3,703)	(1,215)		(5,730)

Net Loss	$(13,947)	$(13,162)	$(46,342)	$(43,956)		$(165.679)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	April 15, 2003 (Inception) through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(13,947)	$(43,956)	$(165,679)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	-	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	(4,918)	-
Increase (decrease) in interest payable	1,470	1,215	5,730

Net cash provided by (used in) operating activities	$(12,477)	$(47,659)	$(152,049)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash provided by (used in) investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from note payable	12,477	42,741	110,149
Proceeds (payments)—loan from officer	-	(11,110)	-
Common stock issued for cash	-	-	44,400

Net cash provided by (used in) financing activities	12,477	31,641	154,549

Net increase (decrease) in cash	-	(16,018)	-

Cash at beginning of period	-	16,018	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Stated in US Dollars)
(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2008.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash or cash equivalents at September 30, 2009.

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
September 30, 2009
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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $165,679 during the period of April 15, 2003 (inception) to September 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
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

At September 30, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $110,149, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, September 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009 (the “Note”).  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note.

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
September 30, 2009
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

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders'  equity section of the Company contains the following classes of capital stock as of September 30, 2009:

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

Results of Operations for Fiscal Quarter Ended September 30, 2009 Compared To September 30, 2008

During the third fiscal quarter of 2009, we had no revenues and had a net loss of $(13,947) compared to a net loss of $(13,162) in the third fiscal quarter of 2008. General and administrative expenses in the third quarter of 2009 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the third quarter of 2008  related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the third fiscal quarter of 2009.

Results of Operations for the Nine Months Ended September 30, 2009 Compared To September 30, 2008

During the first nine months of 2009, we had no revenues and had a net loss of $(46,342) compared to a net loss of $(43,956) in the first nine months of 2008. General and administrative expenses in the first nine months of 2009 related to transfer agent fees, professional fees, filing agent fees, franchise taxes, compliance costs and payment of service fees in the amount of $30,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first nine months of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise taxes, compliance costs and payment of service fees in the amount of $30,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the first nine months of 2009.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2009 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(165,679). As of September 30, 2009 we had total liabilities of $115,879.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern.  We had $(115,879) negative working capital as of September 30, 2009; we had an accumulated deficit of $(165,679) incurred  through  September 30, 2009 and recorded a loss of $(13,947) for the third quarter of 2009 and a loss of $(58,171) from operations for the fiscal year ended December 31, 2008.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2009 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: November 7, 2009	By:	/s/ Thomas W. Colligan

Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.