Form 10-K
period 2009-12-31
Yacht Finders, Inc.
filed 2010-02-11
CIK 1311673

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

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

As of February 1, 2010, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the most recent quote on the OTCBB of $.00 per share is $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,199,000 shares of common stock as of February 1, 2010.

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

Employees

As of December 31, 2009, the Company had no employees.

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

As shown in the accompanying audited financial statements, as of December 31, 2009 our current liabilities exceed our current assets by $130,012 and our total liabilities exceed our total assets by $130,012.  These factors, among others, indicate that we may be unable to continue existence.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

As of December 31, 2009, the Company did not own or lease any properties.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2009, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2009, and no meeting of shareholders was held.

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

Notes Payable

At December 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $122,625, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 31, 2009.  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010.

Status of Outstanding Common Stock

As of December 31, 2009, we had a total of 5,199,000 shares of our common stock outstanding.  Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.      SELECTED FINANCIAL DATA

Year Ended

	12/31/09	12/31/08
Revenues	$-	$-
Net Income (Loss)	$(60,475)	$(58,171)
Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.01
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Equity (Deficit)	$(179,812)	$(119,337)
Total Assets	$-	$-
Total Liabilities	$130,012	$69,537

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2009, we had no cash, a working capital deficit of $130,012 and an accumulated deficit during the development stage of $179,812 through December 31, 2009.  Our operating activities used $55,115 in cash for the fiscal year period ended December 31, 2009, while our operations used $61,062 cash in the fiscal year ended December 31, 2008. We received $0.00 in revenue during the fiscal year ended December 31, 2009.

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

At December 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $67,510, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010.

Twelve Months Ended December 31, 2009 Compared to December 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/09 (audited)	12/31/08 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating Expenses	55,115	56,144	(1,029)	(1.83)%
Net (loss)	(60,475)	(58,171)	2,304	(3.96)%
Loss per share of common stock	(0.01)	(0.01)	(0.01)	—

We recorded a net loss of $60,475 for the fiscal year ended December 31, 2009 as compared with a net loss of $58,171 for the fiscal year ended December 31, 2008.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2009 and 2008 and the period from April 15, 2003 (inception) through December 31, 2009 and the reports thereon of Cordovano and Honeck LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and from April 15, 2003 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and from April 15, 2003 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
February 9, 2010

YACHT FINDERS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued interest-related party	7,386	2,027
Note payable—related party	122,625	67,510

Total liabilities	130,012	69,537

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(179,812)	(119,337)

Total stockholders’ deficit	(130,012)	(69,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION(APRIL 15, 2003) TO
	2009	2008	DEC. 31, 2009

REVENUES	$—	$—	$—

OPERATING AND EXPENSES:
Contributed rent	—	—	5,400
General and administrative	15,115	16,444	77,025
Management Fees—related party	40,000	40,000	90,000
TOTAL OPERATING EXPENSES	55,115	56,144	172,425

OTHER EXPENSES:
Interest expense	5,360	2,027	7,387
TOTAL OTHER EXPENSES:	5,360	2,027	7,387

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(60,475)	(58,171)	(179,812)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$(60,475)	$(58,171)	$(179,812)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Net income (loss)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During
	Shares	Par Value	Paid-In Capital	Development Stage	Total
Balance at April 15, 2003 (inception)	—	$—	$—	$—	$—

April 2003, common stock sold to an officer ($.0001/share) (Note 2)	5,000,000	500	—	—	500
July through September 2003, common stock sold through a private offering ($.10/share) (Note 3)	139,000	14	13,886	—	13,900
Office space contributed by an officer (Note 2)	—	—	900	—	900
Net loss	—	—	—	(6,668)	(6,668)

Balance at December 31, 2003	5,139,000	514	14,786	(6,668)	8,632

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(10,880)	(10,880)

Balance at December 31, 2004	5,139,000	514	15,986	(17,548)	(1,048)

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(8,746)	(8,746)

Balance at December 31, 2005	5,139,000	514	17,186	(26,294)	(8,594)

September 2006, common stock sold in private offering ($.50/share) (unaudited) (Note 3)	40,000	4	19,996	—	20,000
Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(13,117)	(13,117)

Balance at December 31, 2006	5,179,000	518	38,382	(39,411)	(511)

March 2007, common stock sold pursuant to SB-2 registered offering at $.50 per share (Note 3)	20,000	2	9,998	—	10,000
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(21,755)	(21,755)

Balance at December 31, 2007	5,199,000	520	49,280	(61,166)	(11,366)

Net loss	—	—	—	(58,171)	(58,171)

Balance at December 31, 2008	5,199,000	520	49,280	(119,337)	(69,537)

Net loss	—	—	—	(60,475)	(60,475)

Balance at December 31, 2009	5,199,000	$520	$49,280	$(179,812)	$(130,012)

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (APRIL 15, 2003) TO
	2009	2008	DEC. 31, 2009
OPERATING ACTIVITIES:
Net (loss)	$(60,475)	$(58,171)	$(179,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued interest	5,360	2,027	7,386
Accounts payable	-	(4,918)	—
NET CASH (USED IN) OPERATING ACTIVITIES	(55,115)	(61,062)	(164,525)

INVESTING ACTIVITIES:
Payments for website development	—	—	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(2,500)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	55,115	56,144	122,625
Payments for officer loan	—	(11,100)	—
Common stock issued for cash	—	—	44,400
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,115	45,044	167,025

INCREASE (DECREASE) IN CASH	—	(16,018)	—

CASH – BEGINNING OF PERIOD	—	16,018	—
CASH – END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$-
Cash paid for taxes	$—	$—	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. The Company did not conduct any operations until April 15, 2003, the date the Company entered the development stage. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder's Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company is a development stage enterprise in accordance with Accounting Standards Codification (“ASC”) Topic 915 (Statement of Financial Accounting Standards ("SFAS") No. 7).

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

CASH AND CASH EQUIVALENTS

The Company had $-0- cash and no cash equivalents at December 31, 2009 and December 31, 2008. The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2009 and December 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

INCOME TAXES

The Company accounts for income taxes under the provisions of Accounting Standards Codification ("ASC") ASC-740 “Accounting for Income Taxes”.   ASC-740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition ASC-740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in California as “major” tax jurisdictions, as defined.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740.  The Company did not record a cumulative effect adjustment related to the adoption of ASC-740.

Subsequent Events

The Company has evaluated all subsequent events through February 9, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

FISCAL YEAR-END

The Company operates on a December 31 year-end.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $179,812 during the period of April 15, 2003 (inception) to December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

RECENT ACCOUNTING PRONOUNCEMENTS

ASC Topic 855 (Statement of Financial Accounting Standards No.165, "Subsequent  Events,"  ("SFAS No. 165")) establishes  general standards of accounting for and  disclosure  of  events  that  occur  after the balance  sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies to both interim financial statements and annual financial statements.  SFAS  165  is  effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ASC Topic 860 (Statement  of  Financial  Accounting  Standards No. 166, "Accounting  for  Transfers  of Financial Assets, an amendment to SFAS No. 140,"  ("SFAS  166")) eliminates  the  concept  of  a  "qualifying special-purpose entity,"  changes  the requirements for derecognizing financial assets, and requires additional disclosures  in  order  to  enhance information reported  to  users  of financial statements by providing greater  transparency about transfers of financial assets, including securitization transactions, and an entity's continuing  involvement  in  and  exposure  to the risks related to transferred financial assets. SFAS 166 is effective for fiscal  years beginning after  November 15, 2009. The Company will adopt SFAS 166 in fiscal  2010.  The Company  does  not  expect  that  the adoption of SFAS 166 will have a material impact on the financial statements.

ASC Topic 810 (Statement of  Financial Accounting Standards No.167, "Amendments  to  FASB  Interpretation  No.  46(R),"   ("SFAS  167")) provides for: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should  consolidate  a variable-interest  entity,  and (3) changes to when it is necessary to reassess who should consolidate a variable-interest  entity.  SFAS  167 is effective for the  first annual reporting period beginning after November 15,  2009  and  for interim periods within that first annual reporting period.  The  Company  will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption  of  SFAS  167  will  have  a  material  impact on the financial statements.

ASC Topic 105 (Statement of Financial Accounting Standards No. 168,  "The FASB Accounting Standards  Codification  and  the  Hierarchy  of Generally Accepted Accounting Principles," ("SFAS 168")) replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes  the FASB Accounting Standards Codification ("Codification") as the source of authoritative  accounting principles recognized by the FASB to be applied by nongovernmental entities  in the preparation of financial statements in conformity with generally accepted  accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods  ending  after  September 15, 2009. The Company will begin to use the new Codification when referring  to  GAAP  in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

(2) SHAREHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

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

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

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

At December 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $122,625, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010.

The following table details related party debt on a year-by-year basis and since inception:

	As of 12/31/2009	As of 12/31/2008	Inception to 12/31/2009
Principal balance	$122,625	$67,510	—
Interest expense	$5,360	$2,027	$7,387

Effective as of October 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 83.68% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. This agreement extends automatically on a year-to-year basis until terminated by mutual agreement of the parties.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(3) RELATED PARTY TRANSACTIONS (CON’T)

The following table details related party management fees on a year-by-year basis and since inception:

	Period ended 12/31/2009	Period ended 12/31/2008	Inception to 12/31/2009
Management fees	$40,000	$40,000	$90,000

(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,

	2009	2008
U.S. statutory federal rate	15.93%	15.57%
State income tax rate, net of federal benefit	7.43%	7.46%
Contributed rent	—%	—%
Net operating loss for which no tax benefit is currently available	-23.36%	-23.03%
	0.00%	0.00%

At December 31, 2009, deferred tax assets consisted of a net tax asset of $40,071, due to operating loss carryforwards of $174,411, which was fully allowed for, in the valuation allowance of $40,071 The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2009 and 2008 totaled $14,128 and $13,399, respectively. The current tax benefit for the years ended December 31, 2009 and 2009 also totaled $14,128 and $13,399, respectively.  The net operating loss carryforward expires through the year 2029.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ Thomas W. Colligan
Thomas W. Colligan
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held
Thomas W. Colligan	37	CEO, CFO President, Treasurer and Secretary since 2007

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

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to.  Currently Mr. Colligan is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.  Currently, since Mr. Colligan serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2009 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

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

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2009.  All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2009, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $122,625, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Cordovano and Honeck LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review our interim financial statements for the first, second and third quarters of 2009 are approximately $6,642.00. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 were $6,200.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2009 or 2008.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Cordovano and Honeck LLP, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008 and the period from April 15, 2003 (inception) to December 31, 2009

•	Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008 and the period from April 15, 2003 (inception) to December 31, 2009

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period from April 15, 2003 (inception) to December 31, 2009

•	Notes to Financial Statements

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
February 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan
Sole Director

Date
February 9, 2010