Form 10-Q
period 2010-06-30
Yacht Finders, Inc.
filed 2010-08-03
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2010

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of July 14, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
(A Development Stage Company)
Balance Sheets

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$375	$-
Note payable—related party	153,619	122,625
Accrued interest	11,357	7,386

Total Current Liabilities	165,351	130,012

TOTAL LIABILITIES	165,251	130,012

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of June 30, 2010 and December 31, 2009)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(215,151)	(179,812)

Total Stockholders' Deficit	(165,351)	(130,012)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended June 30, 2010	Three Mos. Ended June 30, 2009	Six Mos. Ended June 30, 2010	Six Mos. Ended June 30, 2009	April 15, 2003 (Inception) through June 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Contributed rent	-	-	-	-	5,400
General and administrative	12,501	12,465	31,369	30,162	198,394

Net Operating Expenses	12,501	12,465	31,369	30,162	203,794

Other income (loss)

Interest expense	(2,127)	(1,220)	(3,971)	(2,233)	(11,357)

Total other income (loss)	(2,127)	(1,220)	(3,971)	(2,233)	(11,357)

Net Loss	$(14,628)	$(13,685)	$(35,340)	$(32,395)	$(215,151)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	April 15, 2003 (Inception) through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(35,340)	$(32,395)	$(215,151)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	-	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	375	-	375
Increase (decrease) in interest payable	3,971	2,233	11,357

Net cash provided by (used in) operating activities	$(30,994)	$(30,162)	$(195,519)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash provided by (used in) investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from note payable	30,994	30,162	153,619
Proceeds (payments)—loan from officer	-	-	-
Common stock issued for cash	-	-	44,400

Net cash provided by (used in) financing activities	30,994	30,162	198,019

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2010
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

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2009.

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

CASH AND CASH EQUIVALENTS

The Company had $-0- cash and no cash equivalents at June 30, 2010 and December 31, 2009. The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2010
(Stated in US Dollars)
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through July 14, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $215,151 during the period of April 15, 2003 (inception) to June 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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
June 30, 2010
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

ASC Topic 810 (Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R),"  ("SFAS 167")) provides for: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company has adopted SFAS 166 as of its fiscal year 2010.  The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

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

(3) SHAREHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

(4) RELATED PARTY TRANSACTIONS

In March 2007, the Company sold 5,000 shares of its common stock to the brother of the Company's former president for $2,500, or $.50 per share.

From inception through September 30, 2007, the Company's former president advanced the Company $11,100 for working capital. These advances were non-interest bearing and due on demand.  The advances were repaid in full during the quarter ended March 31, 2008.

The Company's former president contributed office space to the Company for the periods through September 30, 2007. The office space was valued at $100 per month based on the market rate in the local area and is reflected in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

At June 30, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2010
(Stated in US Dollars)
(Unaudited)

(4) RELATED PARTY TRANSACTIONS (CON’T)

$153,619, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 20089.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, September 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009 (the “Note”).  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note.

The Company recorded interest expense on the Note for the three-month period ended June 30, 2010 in the amount of $2,127.  As of June 30, 2010, the Company had recorded an aggregate of $11,357 interest expense on the Note, none of which has been paid.  As of June 30, 2010, the Company has recorded accrued interest on the Note in the amount of $11,357.

Effective as of October 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2010) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. Total fees paid to FHM for the quarter ended June 30, 2010 were $10,000.

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

Results of Operations Quarter Ended June 30, 2010 Compared To June 30, 2009

During the second fiscal quarter of 2010, we had no revenues and had a net loss of $(14,628) compared to a net loss of $(13,685) in the second fiscal quarter of 2009. General and administrative expenses in the second quarter of 2010 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the second quarter of 2009 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the second fiscal quarter of 2010.

Results of Operations Six Months Ended June 30, 2010 Compared To June 30, 2009

During the first six months of 2010, we had no revenues and had a net loss of $(35,340) compared to a net loss of $(32,395) in the first six months of 2009. General and administrative expenses in the first six months of 2010 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first six months of 2009 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the first six months of 2010.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2010 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(215,151). As of June 30, 2010 we had total liabilities of $165,251.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern.  We had $(165,251) negative working capital as of June 30, 2010; we had an accumulated deficit of $(215,151) incurred through June 30, 2010 and recorded a loss of $(14,628) for the second quarter of 2010 and a loss of $(60,475) from operations for the fiscal year ended December 31, 2009.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2010 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-k, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

YACHT FINDERS, INC.

Date: July 29, 2010	By:	/s/ Thomas W. Colligan

Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.