Form 10-K
period 2010-12-31
Yacht Finders, Inc.
filed 2011-03-01
CIK 1311673

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-52528

YACHT FINDERS, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	76-0736467
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

56 Laenani Street
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 396-1691

122 Ocean Park Blvd.
Suite 307
Santa Monica, CA 90405

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

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

Large Accelerated	Accelerated	Non-Accelerated Filer ☐ (Do not check if	Smaller Reporting
Filer ☐	Filer ☐	a smaller reporting company)	Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.0001 par value common stock as of the close of business on the latest practicable date (February 28, 2011):  5,199,000

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Yacht Finders, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

The Company’s search is directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on one of the NASDAQ Markets or a stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

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

In regard to the possibility that the shares of the Company would qualify for listing on one of the NASDAQ Markets, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company would not satisfy any of the NASDAQ Market listing criteria.

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

Employees

As of December 31, 2010, the Company had no employees.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

As of December 31, 2010, the Company did not own or lease any properties.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2010, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    [REMOVED AND RESERVED]

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

Notes Payable

At December 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $178,840, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 31, 2009.  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2011.

Status of Outstanding Common Stock

As of December 31, 2010, we had a total of 5,199,000 shares of our common stock outstanding.  Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended

	12/31/10	12/31/09
Revenues	$-	$-
Net Income (Loss)	$(64,994)	$(60,475)
Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Equity (Deficit)	$(195,006)	$(130,011)
Total Assets	$-	$-
Total Liabilities	$195,006	$130,011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2010, we had no cash, a working capital deficit of $195,006 and an accumulated deficit during the development stage of $244,806 through December 31, 2010.  Our operating activities used $56,214 in cash for the fiscal year period ended December 31, 2010, while our operations used $55,115 cash in the fiscal year ended December 31, 2009. We received $0.00 in revenue during the fiscal year ended December 31, 2010.

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

At December 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $178,840, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2011.

Twelve Months Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/10 (audited)	12/31/09 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating Expenses	56,214	55,115	1,099	(1.99)%
Net (loss)	(64,994)	(60,475)	4,519	7.47%
Loss per share of common stock	(0.01)	(0.01)	(0.00)	—

We recorded a net loss of $64,994 for the fiscal year ended December 31, 2010 as compared with a net loss of $60,475 for the fiscal year ended December 31, 2009.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2010 and 2009 and the period from April 15, 2003 (inception) through December 31, 2010 and the reports thereon of Cordovano and Honeck LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and from April 15, 2003 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from April 15, 2003 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2010, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
February 28, 2011

YACHT FINDERS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued interest-related party	16,166	7,386
Note payable—related party	178,840	122,625

Total liabilities	195,006	130,011

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(244,806)	(179,811)

Total stockholders’ deficit	(195,006)	(130,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION(APRIL 15, 2003) TO
	2010	2009	DEC. 31, 2010

REVENUES	$—	$—	$—

OPERATING AND EXPENSES:
Contributed rent	—	—	5,400
General and administrative	16,214	15,115	93,239
Management Fees—related party	40,000	40,000	130,000
TOTAL OPERATING EXPENSES	56,214	55,115	228,639

OTHER EXPENSES:
Interest expense	8,780	5,360	16,167
TOTAL OTHER EXPENSES:	8,780	5,360	16,167

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(64,994)	(60,475)	(244,806)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$(64,994)	$(60,475)	$(244,806)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Net income (loss)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance at April 15, 2003 (inception)	—	$—	$—	$—	$—

April 2003, common stock sold to an officer ($.0001/share) (Note 2)	5,000,000	500	—	—	500
July through September 2003, common stock sold through a private offering ($.10/share) (Note 3)	139,000	14	13,886	—	13,900
Office space contributed by an officer (Note 2)	—	—	900	—	900
Net loss	—	—	—	(6,668)	(6,668)

Balance at December 31, 2003	5,139,000	514	14,786	(6,668)	8,632

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(10,880)	(10,880)

Balance at December 31, 2004	5,139,000	514	15,986	(17,548)	(1,048)

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(8,746)	(8,746)

Balance at December 31, 2005	5,139,000	514	17,186	(26,294)	(8,594)

September 2006, common stock sold in private offering ($.50/share) (unaudited) (Note 3)	40,000	4	19,996	—	20,000
Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(13,117)	(13,117)

Balance at December 31, 2006	5,179,000	518	38,382	(39,411)	(511)

March 2007, common stock sold pursuant to SB-2 registered offering at $.50 per share (Note 3)	20,000	2	9,998	—	10,000
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(21,755)	(21,755)

Balance at December 31, 2007	5,199,000	520	49,280	(61,166)	(11,366)

Net loss	—	—	—	(58,171)	(58,171)

Balance at December 31, 2008	5,199,000	520	49,280	(119,337)	(69,537)

Net loss	—	—	—	(60,475)	(60,475)

Balance at December 31, 2009	5,199,000	$520	$49,280	$(179,812)	$(130,012)

Net loss	—	—	—	(64,994)	(64,994)

Balance at December 31, 2010	5,199,000	$520	$49,280	$(244,806)	$(195,006)

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (APRIL 15, 2003) TO
	2010	2009	DEC. 31, 2010
OPERATING ACTIVITIES:
Net (loss)	$(64,994)	$(60,475)	$(244,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued interest	8,780	5,360	16,166
Accounts payable	-	-	—
NET CASH (USED IN) OPERATING ACTIVITIES	(56,214)	(55,115)	(220,740)

INVESTING ACTIVITIES:
Payments for website development	—	—	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(2,500)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	56,214	55,115	178,840
Payments for officer loan	—	—	—
Common stock issued for cash	—	—	44,400
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,214	55,115	223,240

INCREASE (DECREASE) IN CASH	—	—	—

CASH – BEGINNING OF PERIOD	—	—	—
CASH – END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$-
Cash paid for taxes	$—	$—	$-

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

CASH AND CASH EQUIVALENTS

The Company had $-0- cash and no cash equivalents at December 31, 2010 and December 31, 2009. The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2010 and December 31, 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

Subsequent Events

The Company has evaluated all subsequent events through February 28, 2011, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

FISCAL YEAR-END

The Company operates on a December 31 year-end.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $244,806 during the period of April 15, 2003 (inception) to December 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-28”). ASU No. 2010-28 addresses how companies should test for goodwill impairment when the book value of a reporting entity is zero or negative. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Accordingly, the Company will adopt ASU No. 2010-28 commencing in the first quarter of fiscal 2012. The adoption of ASU No. 2010-28 does not have any effect on the Company’s financial statements.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company will adopt ASU No. 2010-26 commencing in the first quarter of fiscal 2013. The Company does not anticipate that this standard will have any impact on its financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables – Overall – Disclosure,” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. For public entities, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of ASU No. 2010-20 does not have any effect on the Company’s financial statements.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU No. 2011-01”). Amendments in ASU No. 2011-01 temporarily delay the effective date of disclosures about troubled debt restructurings included in ASU No. 2010-20 for public entities to be effective for interim and annual periods ending after June 15, 2011. This amendment does not defer the effective date of the other disclosure requirements in ASU No. 2010-20.  Accordingly, the Company adopted the provision of ASU No. 2010-20 pertaining to certain required disclosures as of the end of a reporting period in its first quarter of fiscal 2011. The Company will adopt other required disclosures about activity that occurs during a reporting period effective beginning with its second quarter of fiscal 2011. The adoption of ASU No. 2010-20 did not have an impact on the Company’s financial statements and interim reporting disclosures.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation – Retirement Benefits – Defined Benefits Plans – General – Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Accordingly, the Company adopted ASU No. 2010-06 in its second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. The adoption of ASU No. 2010-06 did not have an impact on the Company’s financial statements and interim reporting disclosures and the adoption of the portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have an impact on the Company’s financial statements.

In January 2009, the SEC issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule release requires companies to provide financial statement information in the eXtensible Business Reporting Language (“XBRL”) and addresses the SEC’s effort to make financial reports more useful to investors. Under the final rule, companies are required to submit their regulatory filings to the SEC and post them on their corporate websites in interactive data using XBRL. The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. The final rule also does not require public companies to use interactive tagging for the management’s discussion and analysis section of their filings, executive compensation disclosures, and other statistical or narrative disclosure. This release includes one temporary section (Section 232.406T) that limits an entity’s liability for making a “good faith attempt” to comply with its requirements and for making prompt correction of errors in the Interactive Data File if they occur, and it does not subject the entity to liability under anti-fraud provisions as discussed in the temporary section.  Release No. 33-9002 is effective as of April 13, 2009, except the temporary section above is only effective from April 13, 2009 until October 31, 2014. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with periods ending on or after June 15, 2011, or the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter of 2011. The Company is currently evaluating the impact to its financial reporting process of providing this additional information.

(2) SHAREHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(2) SHAREHOLDERS’ EQUITY (CON’T)

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

At December 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $1780,840, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2011.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(3) RELATED PARTY TRANSACTIONS (CON’T)

The following table details related party debt on a year-by-year basis and since inception:

	As of 12/31/2010	As of 12/31/2009	Inception to 12/31/2009
Principal balance	$178,840	$122,625	—
Interest expense	$8,780	$5,360	$16,166

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

The following table details related party management fees on a year-by-year basis and since inception:

	Period ended 12/31/2010	Period ended 12/31/2009	Inception to 12/31/2009
Management fees	$40,000	$40,000	$130,000

(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2010	2009
U.S. statutory federal rate	16.56%	15.93%
State income tax rate, net of federal benefit	7.38%	7.43%

Contributed rent	—%	—%
Net operating loss for which no tax benefit is currently available	-23.94%	-23.36%
	0.00%	0.00%

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(4) INCOME TAXES (CON’T)

At December 31, 2010, deferred tax assets consisted of a net tax asset of $55,629, due to operating loss carryforwards of $244,806, which was fully allowed for, in the valuation allowance of $55,629 The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2010 and 2009 totaled $15,558 and $14,128, respectively. The current tax benefit for the years ended December 31, 2010 and 2009 also totaled $15,558 and $14,128, respectively.  The net operating loss carryforward expires through the year 2030.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

Thomas W. Colligan	38	CEO, CFO President, Treasurer and Secretary since 2007

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2010, all reports required to be filed were filed on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2010 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

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

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2009.  All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2010, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $178,840, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2011.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007.  A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto.  The term of the Services Agreement has been extended to December 31, 2011.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company.  Mr. Colligan is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Cordovano and Honeck LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review our interim financial statements for the first, second and third quarters of 2010 are approximately $8,250. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 were $6,642.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2010 or 2009.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Cordovano and Honeck LLP, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009 and the period from April 15, 2003 (inception) to December 31, 2010

•	Statements of Changes in Stockholders’ Equity for the period from April 15, 2003 (inception) to December 31, 2010

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from April 15, 2003 (inception) to December 31, 2010

•	Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yacht Finders, Inc.
(Registrant)

By
/s/ Thomas W. Colligan

Thomas W. Colligan
President, Chief Executive Officer , Chief Financial Officer and Principal Accounting Officer

Date
February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan
Sole Director

Date
February 28, 2011