Form 10-Q
period 2011-06-30
Yacht Finders, Inc.
filed 2011-08-16
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2011

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

_______________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of August 10, 2011.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

(A Development Stage Company)

Balance Sheets

	As of June 30, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$—	$—
Note payable—related party	210,036	178,840
Accrued interest	21,820	16,166

Total Current Liabilities	231,856	195,006

TOTAL LIABILITIES	231,856	195,006

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of June 30, 2011 and December 31, 2010)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(281,656)	(244,806)

Total Stockholders' Deficit	(231,856)	(195,006)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Mos. Ended June 30, 2011	Three Mos. Ended June 30, 2010	Six Mos. Ended June 30, 2011	Six Mos. Ended June 30, 2010	April 15, 2003 (Inception) through June 30, 2011

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Contributed rent	—	—	—	—	5,400
General and administrative	12,466	12,501	31,197	31,369	254,436

Net Operating Expenses	12,466	12,501	31,197	31,369	259,836

Other income (loss)
Interest expense	(2,967)	(2,127)	(5,653)	(3,971)	(21,820)
Total other income (loss)	(2,967)	(2,127)	(5,653)	(3,971)	(21,820)

Net Loss	$(15,433)	$(14,628)	$(36,850)	$(35,340)	$(281,656)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	April 15, 2003 (Inception) through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(36,850)	$(35,340)	$(281,656)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	—	375	—
Increase (decrease) in interest payable	5,653	3,971	21,819

Net cash provided by (used in) operating activities	$(31,197)	$(30,994)	$(251,937)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	—	—	(2,500)

Net cash provided by (used in) investing activities	—	—	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	31,197	30,994	210,037
Common stock issued for cash	—	—	44,400

Net cash provided by (used in) financing activities	31,197	30,994	254,437

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:

Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2011

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

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2010.

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

CASH AND CASH EQUIVALENTS

The Company had $-0- cash and no cash equivalents at June 30, 2011 and December 31, 2010. The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2011

(Stated in US Dollars)

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $281,656 during the period of April 15, 2003 (inception) to June 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2011

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

(3) SHAREHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

*

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*

Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2011

(Stated in US Dollars)

(Unaudited)

(4) RELATED PARTY TRANSACTIONS

At June 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $210,036, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on June 30, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009.  On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, June 30, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On June 30, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On June 30, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note.  The parties also agreed that the Due Date of the Note would be extended to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,731 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,466 would be considered as additional principal payable under the terms of the Note.

The Company intends to settle the debts owed to the related parties through the payment of cash, equity or a combination thereof.

The Company recorded interest expense on the Note for the three-month period ended June 30, 2011 in the amount of $2,967.  As of June 30, 2011, the Company had recorded an aggregate of $21,820 interest expense on the Note, none of which has been paid.

Effective as of October 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2011) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000 on the first day of each calendar quarter commencing October 1, 2007. Total fees paid during the quarter ended June 30, 2011 were $10,000.

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

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the year ended 2010.

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

Results of Operations Quarter Ended June 30, 2011 Compared To June 30, 2010

During the second fiscal quarter of 2011, we had no revenues and had a net loss of $(15,433) compared to a net loss of $(14,628) in the second fiscal quarter of 2010 General and administrative expenses in the second quarter of 2011 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the second quarter of 2010 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the second fiscal quarter of 2011.

Results of Operations Six Months Ended June 30, 2011 Compared To June 30, 2010

During the first six months of 2011, we had no revenues and had a net loss of $(36,850) compared to a net loss of $(35,340) in the first six months of 2010 General and administrative expenses in the first six months of 2011 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first six months of 2010 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the first six months of 2011.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2011 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(281,656). As of June 30, 2011 we had total liabilities of $231,856.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2010, relative to our ability to continue as a going concern.  We had $(231,856) negative working capital as of June 30, 2011; we had an accumulated deficit of $(281,656) incurred through June 30, 2011 and recorded a loss of $(15,433) for the second quarter of 2011 and a loss of $(64,994) from operations for the fiscal year ended December 31, 2010.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2011 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: August 10, 2011	By:	/s/ Thomas W. Colligan
______________________________ Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.