Form 10-K/A
period 2010-12-31
Yacht Finders, Inc.
filed 2011-11-10
CIK 1311673

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

First Amendment

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

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

SIGNATURES

EXPLANATORY NOTE

We are filing this First Amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2010 in order to amend Part I, Item 8 (“FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE”), Item 9 (“CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE) and Item 14 (“PRINCIPAL ACCOUNTING FEES AND SERVICES’) to include the Financial Statements for the period ended December 31, 2010 which have been re-audited by Paritz & Co., P.A. and replace financial statements for this period previously audited by the Company’s prior independent principal accountant, Cordovano and Honeck LLP and disclosure of fees related thereto.   The re-audit was precipitated by the permanent bar of Cordovano and Honeck LLP by the Public Company Accounting Oversight Board and related action by the Securities and Exchange Commission barring the Company from including audit reports prepared by Cordovano and Honeck LLP in the Company’s filings with the Securities and Exchange Commission.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of this First Amendment to our Annual Report on Form 10-K/A on March 1, 2011 or modify or update other information or exhibits to our Annual Report on Form 10-K other than Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended

	12/31/10	12/31/09
Revenues	$—	$—
Net Loss	$(64,994)	$(60,475)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(195,006)	$(130,011)
Total Assets	$—	$—
Total Liabilities	$195,006	$130,011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2010, we had no cash, a working and accumulated capital deficit of $195,006 and an accumulated deficit during the development stage of $244,806 through December 31, 2010.  Our operating activities used $56,214 in cash for the fiscal year period ended December 31, 2010, while our operations used $55,115 cash in the fiscal year ended December 31, 2009. We received $0.00 in revenue during the fiscal year ended December 31, 2010 and 2009.

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

Year Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/10 (audited)	12/31/09 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating Expenses	56,214	55,115	1,099	(1.99%)
Net (loss)	(64,994)	(60,475)	4,519	7.47%
Loss per share of common stock	(0.01)	(0.01)	(0.00)	—

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

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2010 and 2009 and the period from April 15, 2003 (inception) through December 31, 2010 and the reports thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Yacht Finders, Inc.
(A Development Stage Company)
Haiku, HI

We have audited the accompanying balance sheet of Yacht Finders, Inc. (A Development Stage Company) as of December 31, 2010 and the related statements of operations, change in stockholders’ deficiency and cash flows for the year ended December 31, 2010 and the period from inception (April 15, 2003) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from inception (April 15, 2003) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenue since inception and has generated net losses of $244,806 during the period of April 15, 2003 (inception) to December 31, 2010 and its current liabilities and total liabilities exceed its current assets and total assets by $195,006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.
Hackensack, New Jersey
October 27, 2011

YACHT FINDERS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued interest-related party	16,166	7,386
Note payable—related party	178,840	122,626

Total liabilities	195,006	130,012

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(244,806)	(179,812)

Total stockholders’ deficit	(195,006)	(130,012)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 15, 2003) TO
	2010	2009	DEC. 31, 2010

REVENUES	$—	$—	$—

OPERATING AND EXPENSES:
Contributed rent	—	—	5,400
General and administrative	16,214	15,115	93,239
Management Fees—related party	40,000	40,000	130,000
TOTAL OPERATING EXPENSES	56,214	55,115	228,639

OTHER EXPENSES:
Interest expense	8,780	5,360	16,167
TOTAL OTHER EXPENSES:	8,780	5,360	16,167

NET (LOSS)	$(64,994)	$(60,475)	$(244,806)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Net income (loss)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Balance at April 15, 2003 (inception)	—	$—	$—	$—	$—

April 2003, common stock sold to an officer ($.0001/share) (Note 2)	5,000,000	500	—	—	500
July through September 2003, common stock sold through a private offering ($.10/share) (Note 3)	139,000	14	13,886	—	13,900
Office space contributed by an officer (Note 2)	—	—	900	—	900
Net loss	—	—	—	(6,668)	(6,668)

Balance at December 31, 2003	5,139,000	514	14,786	(6,668)	8,632

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(10,880)	(10,880)

Balance at December 31, 2004	5,139,000	514	15,986	(17,548)	(1,048)

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(8,746)	(8,746)

Balance at December 31, 2005	5,139,000	514	17,186	(26,294)	(8,594)

September 2006, common stock sold in private offering ($.50/share) (Note 3)	40,000	4	19,996	—	20,000
Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(13,117)	(13,117)

Balance at December 31, 2006	5,179,000	518	38,382	(39,411)	(511)

March 2007, common stock sold pursuant to SB-2 registered offering at $.50 per share (Note 3)	20,000	2	9,998	—	10,000
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(21,755)	(21,755)

Balance at December 31, 2007	5,199,000	520	49,280	(61,166)	(11,366)

Net loss	—	—	—	(58,171)	(58,171)

Balance at December 31, 2008	5,199,000	520	49,280	(119,337)	(69,537)

Net loss	—	—	—	(60,475)	(60,475)

Balance at December 31, 2009	5,199,000	$520	$49,280	$(179,812)	$(130,012)

Net loss	—	—	—	(64,994)	(64,994)

Balance at December 31, 2010	5,199,000	$520	$49,280	$(244,806)	$(195,006)

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (APRIL 15, 2003) TO
	2010	2009	DEC. 31, 2010
OPERATING ACTIVITIES:
Net (loss)	$(64,994)	$(60,475)	$(244,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued interest	8,780	5,360	16,166
Accounts payable	—	—	—
NET CASH (USED IN) OPERATING ACTIVITIES	(56,214)	(55,115)	(220,740)

INVESTING ACTIVITIES:
Payments for website development	—	—	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(2,500)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	56,214	55,115	178,840
Payments for officer loan	—	—	—
Common stock issued for cash	—	—	44,400
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,214	55,115	223,240

INCREASE (DECREASE) IN CASH	—	—	—

CASH – BEGINNING OF PERIOD	—	—	—
CASH – END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

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

Subsequent Events

The Company has evaluated all subsequent events through November 1, 2011, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenues since inception and has generated net losses of $244,806 during the period of April 15, 2003 (inception) to December 31, 2010 and its current liabilities and total liabilities exceed its current assets and total assets by $195,006. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

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

The Note is convertible, in whole or in part, into shares of the Company’s common stock at a number of shares to be determined by the Board of Directors of the Company based upon what it determines the fair value of the Company to be at the time of conversion.

The following table details related party debt on a year-by-year basis and since inception:

	As of 12/31/2010	As of 12/31/2009	Inception to 12/31/2009
Principal balance	$178,840	$122,625	--
Interest expense	$8,780	$5,360	$16,166

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

(4) INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(4) INCOME TAXES (CON’T)

Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

	December 31, 2010	December 31, 2009
Gross deferred tax assets	85,600	62,900
Valuation allowance	(85,600)	(62,900)
Net deferred tax asset	—	—

As of December 31, 2010 and 2009, the Company has U.S. federal net operating loss carryforwards of approximately $244,800 and $179,800 respectively. The federal net operating loss carryforwards expire in the tax years 2027 through 2030.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a 100% valuation allowance is appropriate at December 31, 2010 and 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about August 12, 2011, the Board of Directors of the Company was advised in writing that its independent principal accountant and auditor, Cordovano and Honeck LLP (“Cordovano”) had been advised that the Public Company Accounting Oversight Board (“PCAOB”) expected to permanently bar Cordovano from participation in audits or reviews of public registrants as of August 26, 2011. As a result of such bar, the Company may not include Cordovano’s audit reports or consents in its filings with the SEC after the date of such bar and any periods originally audited by Cordovano which are presented in such filings will need to be re-audited by the Company’s new independent principal accountant.

On August 26, 2011, the Company’s Board of Directors took action to terminate its relationship with Cordovano effective that date. On August 26, 2011, the Company decided to engage Paritz & Co., Hackensack, NJ as independent principal accountant and auditor to re-audit the Company’s financial statements for the fiscal year ended December 31, 2010 and to report on the Company’s financial statements for the fiscal year ending December 31, 2011, including performing the required quarterly reviews.

During the two most recent fiscal years and the interim period through the date of the termination, there were no disagreements with Cordovano on any matter of accounting principles or practices, financial statement disclosure or auditing scope or  procedure, which disagreements, if not resolved to Cordovano’s satisfaction, would have caused Cordovano to make reference to the subject matter of the disagreements in connection with its reports.

During the two most recent fiscal years through the date of termination, the reports of Cordovano did not contain any adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles other than the following:

1)           The Report of Independent Registered Public Accounting Firm issued by Cordovano with respect to the Company’s audited financial statements for the year ended December 31, 2010 contained the following statement:

”The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2010, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.“

2)           The Report of Independent Registered Public Accounting Firm issued by Cordovano with respect to the Company’s audited financial statements for the year ended December 31, 2009 contained the following statement:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the two most recent fiscal years and any subsequent interim period through the date of change in accountants, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

During the two most recent fiscal years and the subsequent interim period through the date of the termination of Cordovano, the Company did not consult with Paritz & Co. regarding any matters described in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The financial statements included in this Annual Report on Form 10-K have been re-audited by Paritz & Co., P.A.

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

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	5,120,000	98.69%
Portman House Hue Street St Helier Jersey JE4 5RP

Thomas Colligan	0	0.00%
5528 Westcott Circle Frederick, Maryland

Officers and directors as a group (one person)	0	0.00%

(1(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2009. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2010, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

AUDIT FEES

The aggregate fees billed by our prior auditors, Cordovano and Honeck LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review our interim financial statements for the first, second and third quarters of 2010 was approximately $8,250. The Company estimates that the aggregate fees to be billed by Paritz & Co., P.A. in connection with their re-audit of our annual financial statements for fiscal year ended December 31, 2010 will be approximately $3,000.00.  The aggregate fees billed by our prior auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 were $6,642.

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

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2010 and 2009

●	Statements of Operations for the years ended December 31, 2010 and 2009 and the period from April 15, 2003 (inception) to December 31, 2010

●	Statements of Changes in Stockholders’ Equity for the period from April 15, 2003 (inception) to December 31, 2010

●	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from April 15, 2003 (inception) to December 31, 2010

●	Notes to Financial Statements

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

Yacht Finders, Inc.
(Registrant)

By
/s/ Thomas W. Colligan

Thomas W. Colligan
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date
November 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan
Sole Director

Date
November 10, 2011