Form 10-Q
period 2011-09-30
Yacht Finders, Inc.
filed 2011-11-10
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 2, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
(A Development Stage Company)
Balance Sheets

	As of September 30, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$284	$-
Note payable—related party	224,497	178,840
Accrued interest	24,974	16,166

Total Current Liabilities	249,755	195,006

TOTAL LIABILITIES	249,755	195,006

Stockholders' Deficit

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of September 30, 2011 and December 31, 2010)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(299,555)	(244,806)

Total Stockholders' Deficit	(249,755)	(195,006)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended September 30, 2011	Three Mos. Ended September 30, 2010	Nine Mos. Ended September 30, 2011	Nine Mos. Ended September 30, 2010	April 15, 2003 (Inception) through September 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Contributed rent	-	-	-	-	5,400
General and administrative	14,745	12,687	45,942	44,036	269,181

Net Operating Expenses	14,745	12,687	45,942	44,036	274,581

Other income (loss)

Interest expense	(3,154)	(2,309)	(8,807)	(6,280)	(24,974)
Total other income (loss)	(3,154)	(2,309)	(8,807)	(6,280)	(24,974)

Net Loss	$(17,899)	$(14,996)	$(54,749)	$(50,316)	$(299,555)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	April 15, 2003 (Inception) through September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(54,749)	$(50,316)	$(299,555)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	-	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	284	265	284
Increase (decrease) in interest payable	8,807	6,280	24,974

Net cash provided by (used in) operating activities	$(45,658)	$(43,771)	$(266,397)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash provided by (used in) investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	45,658	43,771	224,497
Common stock issued for cash	-	-	44,400

Net cash provided by (used in) financing activities	45,658	43,771	268,897

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2011
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

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2010.

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
September 30, 2011
(Stated in US Dollars)
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were available to be issued, and no additional items were noted that need to be disclosed.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $230,126 during the period of April 15, 2003 (inception) to September 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

NEW ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

YACHT FINDERS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2011
(Stated in US Dollars)
(Unaudited)

(3) RELATED PARTY TRANSACTIONS

At September 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $224,497, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008.

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
September 30, 2011
(Stated in US Dollars)
(Unaudited)

(3)  RELATED PARTY TRANSACTIONS (CON’T)

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

On September 30, 2011, the Payee under the Note and the Company executed an Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $14,461 would be considered as additional principal payable under the terms of the Note.

The Company intends to settle the debts owed to the related parties through the payment of cash, equity or a combination thereof.

The Company recorded interest expense on the Note for the three-month period ended September 30, 2011 in the amount of $3,154.  As of September 30, 2011, the Company had recorded an aggregate of $24,974 interest expense on the Note, none of which has been paid.

Effective as of October 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2011) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000 on the first day of each calendar quarter commencing October 1, 2007. Total fees paid during the quarter ended September 30, 2011 were $10,000.

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

Results of Operations Quarter Ended September 30, 2011 Compared To September 30, 2010

During the third fiscal quarter of 2011, we had no revenues and had a net loss of $(17,899) compared to a net loss of $(14,996) in the third fiscal quarter of 2010. General and administrative expenses in the third quarter of 2011 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the third quarter of 2010 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the third fiscal quarter of 2011.

Results of Operations Nine Months Ended September 30, 2011 Compared To September 30, 2010

During the first nine months of 2011, we had no revenues and had a net loss of $(54,749) compared to a net loss of $(50,316) in the first nine months of 2010.  General and administrative expenses in the first nine months of 2011 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $30,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first nine months of 2010 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $30,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the first nine months of 2011.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2011 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(249,755). As of September 30, 2011 we had total liabilities of $249,755.

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

●
failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

●	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

●	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2010, relative to our ability to continue as a going concern.  We had $(249,755) negative working capital as of September 30, 2011; we had an accumulated deficit of $(299,555) incurred through September 30, 2011 and recorded a loss of $(17,899) for the third quarter of 2011 and a loss of $(64,994) from operations for the fiscal year ended December 31, 2010.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2011 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On or about August 12, 2011, the Company was advised in writing that its independent principal accountant and auditor, Cordovano and Honeck LLP (“Cordovano”) had been advised that the Public Company Accounting Oversight Board (“PCAOB”) expected to permanently bar Cordovano from participation in audits or reviews of public registrants as of August 26, 2011. As a result of such bar, the Company may not include Cordovano’s audit reports or consents in its filings with the SEC after the date of such bar and any periods originally audited by Cordovano which are presented in such filings will need to be re-audited by the Company’s new independent principal accountant.

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

On November __, 2011, Paritz & Co. issued its opinion related to the re-audit of the Company’s financial statements for the period ended December 31, 2010 and the Company has filed an Amended Annual Report on Form 10-K incorporating the re-audited financial statements.

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

YACHT FINDERS, INC.

Date: November 10, 2011	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.