Form 10-K
period 2011-12-31
Yacht Finders, Inc.
filed 2012-03-28
CIK 1311673

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.0001 par value common stock as of the close of business on the latest practicable date (March 6, 2012):  5,199,000

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Employees

As of December 31, 2011, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2011, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2011, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable

At December 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $236,797, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 31, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,731 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,466 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed a Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $14,461 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelfth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,300 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2012.

Status of Outstanding Common Stock

As of December 31, 2011, we had a total of 5,199,000 shares of our common stock outstanding. Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/11	12/31/10
Revenues	$-	$-
Net Income (Loss)	$(72,676)	$(64,994)
Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.01
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Equity (Deficit)	$(267,682)	$(195,006)
Total Assets	$-	$-
Total Liabilities	$267,682	$195,006

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2011, we had no cash, a working capital deficit of $267,682 and an accumulated deficit during the development stage of $317,482 through December 31, 2011. Our operating activities used $57,958 in cash for the fiscal year period ended December 31, 2011, while our operations used $56,214 cash in the fiscal year ended December 31, 2010. We earned $0.00 in revenue during the fiscal year ended December 31, 2011.

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

At December 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $236,797, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 31, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,731 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,466 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed a Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $14,461 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelfth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,300 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2012.

Twelve Months Ended December 31, 2011 Compared to December 31, 2010

The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/11 (audited)	12/31/10 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating Expenses	60,498	56,214	4,284	7.62%
Net (loss)	(72,676)	(64,994)	7,682	11.82%
Loss per share of common stock	(0.01)	(0.01)	(0.00)	--

We recorded a net loss of $72,676 for the fiscal year ended December 31, 2011 as compared with a net loss of $64,994 for the fiscal year ended December 31, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2011 and 2010 and the period from April 15, 2003 (inception) through December 31, 2011 and the reports thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and from April 15, 2003 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from April 15, 2003 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Co., P.A.

Hackensack, NJ

March 23, 2012

YACHT FINDERS, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued Liabilities	2,540	-
Accrued interest-related party	28,345	16,166
Note payable—related party	236,797	178,840

Total liabilities	267,682	195,006

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(317,482)	(244,806)

Total stockholders’ deficit	(267,682)	(195,006)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 15, 2003) TO
	2011	2010	DEC. 31, 2011

REVENUES	$--	$--	$--

OPERATING AND EXPENSES:
Contributed rent	--	--	5,400
General and administrative	20,498	16,214	113,737
Management Fees—related party	40,000	40,000	170,000
TOTAL OPERATING EXPENSES	60,498	56,214	289,137

OTHER EXPENSES:
Interest expense	12,178	8,780	28,345
TOTAL OTHER EXPENSES:	12,178	8,780	28,345

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(72,676)	(64,994)	(317,482)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$(72,676)	$(64,994)	$(317,482)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Net income (loss)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statement of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Balance at April 15, 2003 (inception)	—	$—	$—	$—	$—

April 2003, common stock sold to an officer ($.0001/share) (Note 2)	5,000,000	500	—	—	500
July through September 2003, common stock sold through a private offering ($.10/share) (Note 3)	139,000	14	13,886	—	13,900
Office space contributed by an officer (Note 2)	—	—	900	—	900
Net loss	—	—	—	(6,668)	(6,668)

Balance at December 31, 2003	5,139,000	514	14,786	(6,668)	8,632

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(10,880)	(10,880)

Balance at December 31, 2004	5,139,000	514	15,986	(17,548)	(1,048)

Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(8,746)	(8,746)

Balance at December 31, 2005	5,139,000	514	17,186	(26,294)	(8,594)

September 2006, common stock sold in private offering ($.50/share) (unaudited) (Note 3)	40,000	4	19,996	—	20,000
Office space contributed by an officer (Note 2)	—	—	1,200	—	1,200
Net loss	—	—	—	(13,117)	(13,117)

Balance at December 31, 2006	5,179,000	518	38,382	(39,411)	(511)

March 2007, common stock sold pursuant to SB-2 registered offering at $.50 per share (Note 3)	20,000	2	9,998	—	10,000
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(21,755)	(21,755)

Balance at December 31, 2007	5,199,000	520	49,280	(61,166)	(11,366)

Net loss	--	--	--	(58,171)	(58,171)

Balance at December 31, 2008	5,199,000	520	49,280	(119,337)	(69,537)

Net loss	--	--	--	(60,475)	(60,475)

See accompanying notes to financial statements

Balance at December 31, 2009	5,199,000	$520	$49,280	$(179,812)	$(130,012)

Net loss	--	--	--	(64,994)	(64,994)

Balance at December 31, 2010	5,199,000	$520	$49,280	$(244,806)	$(195,006)

Net loss	--	--	--	(72,676)	(72,676)

Balance at December 31, 2011	5,199,000	$520	$49,280	$(317,482)	$(267,682)

YACHT FINDERS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (APRIL 15, 2003) TO
	2011	2010	DEC. 31, 2011
OPERATING ACTIVITIES:
Net (loss)	$(72,676)	$(64,994)	$(317,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Office space contribution	--	--	5,400
Loss on website development fees	--	--	2,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued interest	12,178	8,780	28,345
Accounts payable	2,540	-	2,540
NET CASH (USED IN) OPERATING ACTIVITIES	(57,958)	(56,214)	(278,697)

INVESTING ACTIVITIES:
Payments for website development	--	--	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	--	--	(2,500)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	57,958	56,214	236,797
Payments for officer loan	--	--	--
Common stock issued for cash	--	--	44,400
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	57,958	56,214	281,197

INCREASE (DECREASE) IN CASH	--	--	--

CASH – BEGINNING OF PERIOD	--	--	--
CASH – END OF PERIOD	$--	$--	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$--	$--	$-
Cash paid for taxes	$--	$--	$-

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

CASH AND CASH EQUIVALENTS

The Company had $-0- cash and no cash equivalents at December 31, 2011 and December 31, 2010. The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2011 and December 31, 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 6, 2012, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

FISCAL YEAR-END

The Company operates on a December 31 year-end.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $317,482 during the period of April 15, 2003 (inception) to December 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(2) SHAREHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

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

YACHT FINDERS, INC.

(A Development Stage Company)

Notes to Financial Statements

The Company's former president contributed office space to the Company for the periods presented through September 30, 2007. The office space was valued at $100 per month based on the market rate in the local area and is reflected in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

At December 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $236,797, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 31, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,731 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,466 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed a Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $14,461 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelfth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,300 would be considered as additional principal payable under the terms of the Note. The parties also agreed that

YACHT FINDERS, INC.

(A Development Stage Company)

Notes to Financial Statements

the Due Date of the Note would be extended to December 31, 2012.

The following table details related party debt on a year-by-year basis and since inception:

	As of 12/31/2011	As of 12/31/2010	Inception to 12/31/2011
Principal balance	$236,797	$178,840	--
Interest expense	$12,178	$8,780	$28,345

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

The following table details related party management fees on a year-by-year basis and since inception:

	Period ended 12/31/2011	Period ended 12/31/2010	Inception to 12/31/2011
Management fees	$40,000	$40,000	$170,000

(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2011	2010
U.S. statutory federal rate	16.56%	15,56%
State income tax rate, net of federal benefit	7.38%	7.38%

Contributed rent	--%	--%
Net operating loss for which no tax benefit is currently available	-23.94%	-23.94%
	0.00%	0.00%

At December 31, 2011, deferred tax assets consisted of a net tax asset of $76,005, due to operating loss carryforwards of $317,482, which was fully allowed for, in the valuation allowance of $76,005 The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2011 and 2010 totaled $20,376 and $15,558, respectively. The current tax benefit for the years ended December 31, 2010 and 2009 also totaled $20,376 and $15,558, respectively. The net operating loss carryforward expires through the year 2031.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if

YACHT FINDERS, INC.

(A Development Stage Company)

Notes to Financial Statements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2011, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2011, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held
Thomas W. Colligan	39	CEO, CFO President, Treasurer and Secretary since 2007
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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2011, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2011 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	4,350,500	83.68%
Portman House Hue Street St Helier Jersey JE4 5RP

La Pergola Investments Limited	769,500	14.80%
Portman House Hue Street St Helier Jersey JE4 5RP

Thomas Colligan	0	0.00%
5528 Westcott Circle Frederick, Maryland

Officers and directors as a group (one person)	0	0.00%

__________

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2011. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2011, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $236,797, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008. On March 31, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,620 due and payable on March 31, 2009. On June 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,669 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,452 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $13,403 for a promissory note in the amount of $67,510 bearing simple interest at a rate of 6% per annum due and payable on December 31, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,680 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,483 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,477 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,476 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,868 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,126 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,777 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed a Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,443 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,731 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,466 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed a Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $14,461 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelfth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,300 would be considered as additional principal payable under the terms of the Note. The parties also agreed that the Due Date of the Note would be extended to December 31, 2012.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto. The term of the Services Agreement has been extended to December 31, 2012.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company. Mr. Colligan is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 and review our interim financial statements for the first, second and third quarters of 2012 are approximately $[insert]. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 were $[insert].

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2011 or 2010.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2011, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

  Report of Paritz & Co. P.A., Independent Registered Certified Public Accounting Firm

  Balance Sheets as of December 31, 2011 and 2010

  Statements of Operations for the years ended December 31, 2011 and 2010 and the period from April 15, 2003 (inception) to December 31, 2011

  Statements of Changes in Stockholders’ Equity for the period from April 15, 2003 (inception) to December 31, 2011

  Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from April 15, 2003 (inception) to December 31, 2011

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

March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Thomas W. Colligan

Thomas W. Colligan

Sole Director

Date

March 28, 2012