Form 10-Q
period 2012-03-31
Yacht Finders, Inc.
filed 2012-05-11
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2012

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of May 7, 2012.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

(A Development Stage Company)

Balance Sheets

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS & TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$4,800	$2,540
Note payable—related party	252,138	236,797
Accrued interest	31,901	28,345

TOTAL CURRENT LIABILITIES & TOTAL LIABILITIES	288,839	267,682

Stockholders' Deficit

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of March 31, 2012 and December 31, 2011)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(338,639)	(317,482)

Total Stockholders' Deficit	(288,839)	(267,682)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Mos. Ended March 31, 2012	Three Mos. Ended March 31, 2011	April 15, 2003 (Inception) through March 31, 2012

Revenues	$-	$-	$-

Operating Expenses
Contributed rent	-	-	5,400
General and administrative	17,601	18,731	301,338

Net Operating Expenses	17,601	18,731	306,738

Other Expense
Interest expense	3,556	2,686	31,901
Total other expense	3,556	2,686	31,901

Net Loss	$(21,157)	$(21,417)	$(338,639)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	April 15, 2003 (Inception) through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,157)	$(21,417)	$(338,639)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Office space contribution	-	-	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase in accounts payable	2,260	-	4,800
Increase in interest payable	3,556	2,686	31,901

Net cash provided by (used in) operating activities	$(15,341)	$(18,731)	$(294,038)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for website development	-	-	(2,500)

Net cash used in investing activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	15,341	18,731	252,138
Common stock issued for cash	-	-	44,400

Net cash provided by financing activities	15,341	18,731	296,538

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2012

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

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2011.

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

March 31, 2012

(Stated in US Dollars)

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At March 31, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $338,639 during the period of April 15, 2003 (inception) to March 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

(3)  RELATED PARTY TRANSACTIONS

At March 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $252,138, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $11,366 due and payable on December 31, 2008.

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

March 31, 2012

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

On March 31, 2012, the Payee under the Note and the Company executed a Thirteenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $15,341 would be considered as additional principal payable under the terms of the Note.

The Company intends to settle the debts owed to the related parties through the payment of cash, equity or a combination thereof.

The Company recorded interest expense on the Note for the three-month period ended March 31, 2012 in the amount of $3,556. As of March 31, 2012, the Company had recorded an aggregate of $31,901 interest expense on the Note, none of which has been paid.

Effective as of October 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2012) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000 on the first day of each calendar quarter commencing October 1, 2007. Total fees paid during the quarter ended March 31, 2012 were $10,000.

(4)  SUBSEQUENT EVENTS

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

Results of Operations Quarter Ended March 31, 2012 Compared To March 31, 2011

During the first fiscal quarter of 2012, we had no revenues and had a net loss of $(21,157) compared to a net loss of $(21,417) in the first fiscal quarter of 2011. General and administrative expenses in the first quarter of 2012 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first quarter of 2011 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the first fiscal quarter of 2012.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2012 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(338,639). As of March 31, 2012 we had total liabilities of $288,839.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending December 31, 2012. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2011, relative to our ability to continue as a going concern. We had $(288,839) negative working capital as of March 31, 2012; we had an accumulated deficit of $(338,639) incurred through March 31, 2012 and recorded a loss of $(21,157) for the first quarter of 2012 and a loss of $(72,676) from operations for the fiscal year ended December 31, 2011.  The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2012 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

(REMOVED AND RESERVED)

None.

ITEM 5.

OTHER INFORMATION

None.

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

YACHT FINDERS, INC.

Date: May 10, 2012	By:	/s/ Thomas W. Colligan
______________________________ Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.