Form 10-K
period 2012-12-31
Yacht Finders, Inc.
filed 2013-03-29
CIK 1311673

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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
☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.0001 par value common stock as of the close of business on the latest practicable date (March 18, 2013):  5,199,000

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Employees

As of December 31, 2012, the Company had no employees.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES.

As of December 31, 2012, the Company did not own or lease any properties.

ITEM 3.

    LEGAL PROCEEDINGS

As of December 31, 2012, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable – Related Party

At December 31, 2012, the Company had loans and notes outstanding from a related party in the aggregate amount of $298,661 plus accrued interest of approximately $44,000, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2012, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2013.

Status of Outstanding Common Stock

As of December 31, 2012, we had a total of 5,199,000 shares of our common stock outstanding.  Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

    SELECTED FINANCIAL DATA

Year Ended

	12/31/12	12/31/11
Revenues	$—	$—
Net Loss	$(75,000)	$(72,676)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(342,682)	$(267,682)
Total Assets	$—	$—
Total Liabilities	$342,682	$267,682

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2012, we had no cash, a working capital deficit of $342,682 and an accumulated stockholders’ deficit of $342,682.  Our operating activities used $61,863 in cash for the fiscal year period ended December 31, 2012, while our operations used $57,958 cash in the fiscal year ended December 31, 2011. We earned $0.00 in revenue during the fiscal year ended December 31, 2012.

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

At December 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $298,661, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2012, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2013.

Twelve Months Ended December 31, 2012 Compared to December 31, 2011

The following table summarizes the results of our operations during the fiscal years ended December 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/12	12/31/11	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	59,323	60,498	(1,175)	(1.9%)
Net loss	(75,000)	(72,676)	2,324	3.2%
Loss per share of common stock	(0.01)	(0.01)	(0.00)	—

We recorded a net loss of $75,000 for the fiscal year ended December 31, 2012 as compared with a net loss of $72,676 for the fiscal year ended December 31, 2011.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2012 and 2011 and the period from April 15, 2003 (inception) through December 31, 2012 and the reports thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and from April 15, 2003 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from April 15, 2003 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2012, of which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Co., P.A.

Hackensack, NJ

March 19, 2013

YACHT FINDERS, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	—	2,540
Accrued interest-related party	44,021	28,345
Note payable—related party	298,661	236,797

Total current liabilities and total liabilities	342,682	267,682

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(392,482)	(317,482)

Total stockholders’ deficit	(342,682)	(267,582)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 15, 2003) TO
	2012	2011	DEC. 31, 2012

REVENUES	$—	$—	$—

OPERATING AND EXPENSES:
Contributed rent	—	—	5,400
General and administrative	19,323	20,498	133,061
Management Fees—related party	40,000	40,000	210,000
TOTAL OPERATING EXPENSES	59,323	60,498	348,461

OTHER EXPENSES:
Interest expense – related party	15,677	12,178	44,021

NET LOSS	$(75,000)	$(72,676)	$(392,482)

BASIC AND DILUTED LOSS PER COMMON SHARE
Net income (loss)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statement of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Balance at April 15, 2003 (inception)	—	$—	$—	$—	$—

April 2003, common stock sold to an officer ($.0001/share)	5,000,000	500	—	—	500
July through September 2003, common stock sold through a private offering ($.10/share)	139,000	14	13,886	—	13,900
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(6,668)	(6,668)

Balance at December 31, 2003	5,139,000	514	14,786	(6,668)	8,632

Office space contributed by an officer	—	—	1,200	—	1,200
Net loss	—	—	—	(10,880)	(10,880)

Balance at December 31, 2004	5,139,000	514	15,986	(17,548)	(1,048)

Office space contributed by an officer	—	—	1,200	—	1,200
Net loss	—	—	—	(8,746)	(8,746)

Balance at December 31, 2005	5,139,000	514	17,186	(26,294)	(8,594)

September 2006, common stock sold in private offering ($.50/share)	40,000	4	19,996	—	20,000
Office space contributed by an officer	—	—	1,200	—	1,200
Net loss	—	—	—	(13,117)	(13,117)

Balance at December 31, 2006	5,179,000	518	38,382	(39,411)	(511)

March 2007, common stock sold pursuant to SB-2 registered offering at $.50 per share	20,000	2	9,998	—	10,000
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(21,755)	(21,755)

Balance at December 31, 2007	5,199,000	520	49,280	(61,166)	(11,366)

Net loss	—	—	—	(58,171)	(58,171)

Balance at December 31, 2008	5,199,000	520	49,280	(119,337)	(69,537)

Net loss	—	—	—	(60,475)	(60,475)

Balance at December 31, 2009	5,199,000	$520	$49,280	$(179,812)	$(130,012)

Net loss	—	—	—	(64,994)	(64,994)

Balance at December 31, 2010	5,199,000	$520	$49,280	$(244,806)	$(195,006)

Net loss	—	—	—	(72,676)	(72,676)

Balance at December 31, 2011	5,199,000	$520	$49,280	$(317,482)	$(267,682)

Net loss	—	—	—	(75,000)	(75,000)

Balance at December 31, 2012	5,199,000	$520	$49,280	$(392,482)	$(342,682)

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (APRIL 15, 2003) TO
	2012	2011	DEC. 31, 2012
OPERATING ACTIVITIES:
Net loss	$(75,000)	$(72,676)	$(392,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Accrued interest	15,677	12,178	44,021
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	(2,540)	2,540	—
NET CASH USED IN OPERATING ACTIVITIES	(61,863)	(57,958)	(340,561)

INVESTING ACTIVITIES:
Payments for website development	—	—	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(2,500)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	61,863	57,958	298,661
Common stock issued for cash	—	—	44,400
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,863	57,958	343,061

INCREASE (DECREASE) IN CASH	—	—	—

CASH – BEGINNING OF PERIOD	—	—	—
CASH – END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. The Company did not conduct any operations until April 15, 2003, the date the Company entered the development stage. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder's Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, while still in the development stage, the Company discontinued its  business plan.. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company is a development stage enterprise in accordance with Accounting Standards Codification (“ASC”) Topic 915.

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

REVENUE RECOGNITION

The Company has not recognized any revenues from its operations

CASH AND CASH EQUIVALENTS

The Company had $-0- cash and no cash equivalents at December 31, 2012 and December 31, 2011. The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2012 and December 31, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $392,482 during the period of April 15, 2003 (inception) to December 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(2) SHAREHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2012:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

(3) RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $298,661, plus accrued interest of approximately $44,000, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2012, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2013.

YACHT FINDERS, INC.

(A Development Stage Company)

Notes to Financial Statements

(3) RELATED PARTY TRANSACTIONS (CON’T)

The following table details related party debt on a year-by-year basis and since inception:

	As of 12/31/2012	As of 12/31/2011	Inception to 12/31/2012
Principal balance	$298,661	$236,797	--
Interest expense	$15,677	$12,178	$44,021

In October 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 83.68% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. This agreement extends automatically on a year-to-year basis until terminated by mutual agreement of the parties.

The following table details related party management fees on a year-by-year basis and since inception:

	Period ended 12/31/2012	Period ended 12/31/2011	Inception to 12/31/2012
Management fees	$40,000	$40,000	$210,000

(4) INCOME TAXES

The Company adopted Financial Accounting ASC 740 “Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax  position  are  to  be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of ASC 740, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely- than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As of December 31, 2012 and 2011, we have provided a 100% valuation allowance for any deferred tax assets as management  has  determined  that  it  is  more-likely-than-not  that we will not sustain the use of our net operating loss carryforwards.

The components of the Company's deferred tax asset as of December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carry forward	$137,200	$110,950
Valuation allowance	(137,200)	(110,950)
Net deferred tax asset	$—	$—

YACHT FINDERS, INC.

(A Development Stage Company)

Notes to Financial Statements

(4) INCOME TAXES (CON’T)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2012	2011
Tax at statutory rate (35%)	$26,250	$25,410
Increase in valuation allowance	(26,250)	(25,410)
Net deferred tax asset	$—	$—

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2012, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States.  No tax returns are currently under examination by any tax authorities.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 19, 2013, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2012, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held
Thomas W. Colligan	40	CEO, CFO President, Treasurer and Secretary since 2007

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2012 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

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

(1(1)

For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2012.  All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2012, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $298,661, plus accrued interest of approximately $44,000, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2012, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2013.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007.  A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto.  The term of the Services Agreement has been extended to December 31, 2013.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company.  Mr. Colligan is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 and review our interim financial statements for the first, second and third quarters of 2013 are approximately $4,500.00. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 were approximately $4,500.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2012 or 2011.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Paritz & Co. P.A., Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of December 31, 2012 and 2011

•

Statements of Operations for the years ended December 31, 2012 and 2011 and the period from April 15, 2003 (inception) to December 31, 2012

•

Statements of Changes in Stockholders’ Equity for the period from April 15, 2003 (inception) to December 31, 2012

•

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period from April 15, 2003 (inception) to December 31, 2012

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

March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Thomas W. Colligan

Thomas W. Colligan

Sole Director, President, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer

Date

March 22, 2013