Form 10-Q
period 2013-06-30
Yacht Finders, Inc.
filed 2013-08-12
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of August 8, 2013.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$1,953	$—
Note payable – related party	326,141	298,661
Accrued interest – related party	53,365	44,021

TOTAL CURRENT LIABILITIES & TOTAL LIABILITIES	381,459	342,682

Stockholders' deficit

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of June 30, 2013 and December 31, 2012)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(431,259)	(392,482)

Total stockholders' deficit	(381,459)	(342,682)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Mos. Ended June 30, 2013	Three Mos. Ended June 30, 2012	Six Mos. Ended June 30, 2013	Six Mos. Ended June 30, 2012	April 15, 2003 (Inception) through June 30, 2013

Revenues	$—	$—	$—	$—	$ —

Operating Expenses
Contributed rent	—	—	—	—	5,400
General and administrative	13,028	14,005	29,433	31,606	372,494

Net Operating Expenses	13,028	14,005	29,433	31,606	377,894

Other income (expenses)
Interest expense	(4,861)	(3,786)	(9,344)	(7,342)	(53,365)
Total other expenses	(4,861)	(3,786)	(9,344)	(7,342)	(53,365)

Net Loss	$(17,889)	$(17,791)	$(38,777)	$(38,948)	$ (431,259)

Basic (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,199,000	5,199,000	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	April 15, 2003 (Inception) through June 30, 2013

OPERATING ACTIVITIES

Net loss	$(38,777)	$(38,948)	$(431,259)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,953	(2,540)	1,953
Increase in interest payable	9,344	7,342	53,365

Net cash used in operating activities	$(27,480)	$(34,146)	$(368,041)

INVESTING ACTIVITIES

Payments for website development	—	—	(2,500)

Net cash used in investing activities	—	—	(2,500)

FINANCING ACTIVITIES

Proceeds from note payable – related party	27,480	34,146	326,141
Common stock issued for cash	—	—	44,400

Net cash provided by financing activities	27,480	34,146	370,541

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:

Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2013

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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2012.

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

June 30, 2013

 (Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2013, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $431,259 during the period of April 15, 2003 (inception) to June 30, 2013. This condition, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(3) RELATED PARTY TRANSACTIONS

At June 30, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $326,141, which represents amounts loaned to the Company to pay the Company’s expenses of operation. The notes bear interest at 6% per annum and are due on December 31, 2013.

The Company intends to settle the debts owed to the related parties through the payment of cash, equity or a combination thereof.

The Company recorded interest expense on the Note for the three and six-month periods ended June 30, 2013 in the amounts of $4,861 and $9,3444,861, respectively. As of June 30, 2013, the Company had recorded an aggregate of $53,365 interest expense on the Note, none of which has been paid.

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock. The Company is obligated to pay FHM a quarterly fee of $10,000 on the first day of each calendar quarter commencing October 1, 2007 and ending December 31, 2013. Total fees paid during the three and six months ended June 30, 2013 were $10,000 and $20,000, respectively.

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2013

 (Unaudited)

(4) INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets which consist of net operating loss carry forwards.

As of June 30, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended June 30, 2013 and 2012. The tax years 2008–2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Results of Operations Quarter Ended June 30, 2013 Compared To June 30, 2012

During the second fiscal quarter of 2013, we had no revenues and had a net loss of $17,889 compared to no revenues and a net loss of $17,791 in the second fiscal quarter of 2012. General and administrative expenses in the second quarter of 2013 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the second quarter of 2012 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the second fiscal quarter of 2013.

Results of Operations Six Months Ended June 30, 2013 Compared To June 30, 2012

During the six months ended June 30, 2013, we had no revenues and had a net loss of $38,777 compared to no revenues and a net loss of $38,948 in the six months ended June 30, 2012. General and administrative expenses in six months ended June 30, 20133 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the six months ended June 30, 2012 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $20,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the six months ended June 30, 2013.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2013 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(431,259). As of June 30, 2013 we had total liabilities and a negative working capital of $381,459.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern. We had $381,459 negative working capital as of June 30, 2013; we had an accumulated deficit of $431,259 incurred through June 30, 2013 and recorded a loss of $17,889 for the second quarter of 2013 and a loss of $75,000 from operations for the fiscal year ended December 31, 2012. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2013 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: August 8, 2013	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document