Form 10-Q
period 2013-09-30
Yacht Finders, Inc.
filed 2013-11-14
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2013

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 11, 2013.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$3,885	$—
Note payable—related party	339,245	298,661
Accrued interest – related party	58,261	44,021

TOTAL CURRENT LIABILITIES & TOTAL LIABILITIES	401,391	342,682

Stockholders’ deficit

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,199,000 shares outstanding as of September 30, 2013 and December 31, 2012)	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during development stage	(451,191)	(392,482)

Total stockholders’ deficit	(401,391)	(342,682)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Mos. Ended September 30, 2013	Three Mos. Ended September 30, 2012	Nine Mos. Ended September 30, 2013	Nine Mos. Ended September 30, 2012	April 15, 2003 (Inception) through September 30, 2013

Revenues	$—	$—	$—	$—	$ —

Operating Expenses
Contributed rent	—	—	—	—	5,400
General and administrative	15,036	14,428	44,469	46,034	387,530

Net Operating Expenses	15,036	14,428	44,469	46,034	392,930

Other income (expenses)
Interest expense	(4,896)	(4,068)	(14,240)	(11,410)	(58,261)
Total other expenses	(4,896)	(4,068)	(14,240)	(11,410)	(58,261)

Net Loss	$(19,932)	$(18,496)	$(58,709)	$(57,444)	$ (451,191)

Basic (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,199,000	5,199,000	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	April 15, 2003 (Inception) through September 30, 2013

OPERATING ACTIVITIES

Net loss	$(58,880)	$(51,444)	$(451,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(608)	(2,540)	3,885
Increase in interest payable	12,238	11,410	58,261

Net cash used in operating activities	$(47,250)	$(48,574)	$(381,145)

INVESTING ACTIVITIES

Payments for website development	—	—	(2,500)

Net cash used in investing activities	—	—	(2,500)

FINANCING ACTIVITIES

Proceeds from note payable – related party	47,250	48,574	339,245
Common stock issued for cash	—	—	44,400

Net cash provided by financing activities	47,250	48,574	383,645

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:

Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2013

 (Unaudited)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. The Company did not conduct any operations until April 15, 2003, the date the Company entered the development stage. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder’s Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company is a development stage enterprise in accordance with Accounting Standards Codification (“ASC”) Topic 915.

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2012.

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

September 30, 2013

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2013, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $451,191 during the period of April 15, 2003 (inception) to September 30, 2013. This condition, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon working capital advances provided by the Company’s majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(3)  RELATED PARTY TRANSACTIONS

At September 30, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $339,245, which represents amounts loaned to the Company to pay the Company’s expenses of operation. The notes bear interest at 6% per annum and are due on December 31, 2013.

The Company intends to settle the debts owed to the related parties through the payment of cash, equity or a combination thereof.

The Company recorded interest expense on the Note for the three and nine-month periods ended September 30, 2013 in the amounts of $4,896 and $14,240, respectively. As of September 30, 2013, the Company had recorded an aggregate of $56,621 interest expense on the Note, none of which has been paid.

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock. The Company is obligated to pay FHM a quarterly fee of $10,000 on the first day of each calendar quarter commencing October 1, 2007 and ending December 31, 2013. Total fees paid during the three and nine months ended September 30, 2013 were $10,000 and $30,000, respectively.

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

(4) INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets which consist of net operating loss carry forwards.

As of September 30, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended September 30, 2013 and 2012. The tax years 2008–2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

(5) SUBSEQUENT EVENTS

The company has evaluated all subsequent events through the date the financial statements were available to be issued, and no additional items were noted that need to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the year ended 2012.

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

Results of Operations Quarter Ended September 30, 2013 Compared To September 30, 2012

During the third fiscal quarter of 2013, we had no revenues and had a net loss of $19,932 compared to no revenues and a net loss of $18,496 in the third fiscal quarter of 2012. General and administrative expenses in the third quarter of 2013 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the third quarter of 2012 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the third fiscal quarter of 2013.

Results of Operations Nine Months Ended September 30, 2013 Compared To September 30, 2012

During the nine months ended September 30, 2013, we had no revenues and had a net loss of $58,709 compared to no revenues and a net loss of $57,444 in the nine months ended September 30, 2012. General and administrative expenses in nine months ended September 30, 2013 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $30,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the nine months ended September 30, 2012 related to transfer agent fees, professional fees, filing agent fees and payment of service fees in the amount of $30,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. We paid no rent or salaries and had no operations during the nine months ended September 30, 2013.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2013 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $(451,191). As of September 30, 2013 we had total liabilities and a negative working capital of $401,391.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the “Exchange Act”), which should not exceed $50,000 in the fiscal year ending December 31, 2013. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern. We had $401,391 negative working capital as of September 30, 2013; we had an accumulated deficit of $451,191 incurred through September 30, 2013 and recorded a loss of $19,932 for the third quarter of 2013 and a loss of $75,000 from operations for the fiscal year ended December 31, 2012. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2013 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: November 11, 2013	By:	/s/ Thomas W. Colligan
______________________________ Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document