Form 10-K
period 2013-12-31
Yacht Finders, Inc.
filed 2014-03-19
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____________ to _____________

Commission File Number: 000-52528

YACHT FINDERS, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	76-0736467
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

56 Laenani Street
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 396-1691

n/a

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (March 15, 2014): 5,199,000

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
ITEM 9A	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Yacht Finders, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

Employees

As of December 31, 2013, the Company had no employees.

ITEM 1A.    RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES.

As of December 31, 2013, the Company did not own or lease any properties.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2013, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to Securities Exchange Act Reporting Requirements in October 2006. The symbol “YTFD” is assigned for our securities. There has never been any market for or trading in our stock. There can be no assurance that a highly-liquid market for our securities will ever develop.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable — Related Party

At December 31, 2013, the Company had loans and notes outstanding from a related party in the aggregate amount of $354,131 plus accrued interest of approximately $63,300, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2013, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2014.

Status of Outstanding Common Stock

As of December 31, 2013, we had a total of 5,199,000 shares of our common stock outstanding. Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended

	12/31/13	12/31/12
Revenues	$—	$—
Net Loss	$(77,193)	$(75,000)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(419,875)	$(342,682)
Total Assets	$—	$—
Total Liabilities	$419,875	$342,682

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2013, we had no assets, a working capital deficit of $419,875 and an accumulated stockholders’ deficit of $419,875. Our operating activities used $62,135 in cash for the fiscal year period ended December 31, 2013, while our operations used $61,863 cash in the fiscal year ended December 31, 2012. We earned $0.00 in revenue during the fiscal year ended December 31, 2013.

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

At December 31, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $354,131, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2013, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2014.

Twelve Months Ended December 31, 2013 Compared to December 31, 2012

The following table summarizes the results of our operations during the fiscal years ended December 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/13	12/31/12	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$0	$0	$0	0.0%
Operating expenses	57,861	59,323	(1,462)	(2.5%)
Net loss	(77,193)	(75,000)	2,193	2.9%
Loss per share of common stock	(0.01)	(0.01)	(0.00)	—

We recorded a net loss of $77,193 for the fiscal year ended December 31, 2013 as compared with a net loss of $75,000 for the fiscal year ended December 31, 2012.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2013 and 2012 and the period from April 15, 2003 (inception) through December 31, 2013 and the reports thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012, and from April 15, 2003 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and from April 15, 2003 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a stockholders’ deficit at December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Co., P.A.
Hackensack, NJ
March 15, 2014

YACHT FINDERS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	2,391	—
Accrued interest-related party	63,353	44,021
Note payable—related party	354,131	298,661

Total current liabilities and total liabilities	419,875	342,682

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(469,675)	(392,482)

Total stockholders’ deficit	(419,875)	(342,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 15, 2003) TO
	2013	2012	DEC. 31, 2013
REVENUES	$—	$—	$—

OPERATING AND EXPENSES:
Contributed rent	—	—	5,400
General and administrative	17,861	19,323	150,921
Management Fees—related party	40,000	40,000	250,000
TOTAL OPERATING EXPENSES	57,861	59,323	406,321

OTHER EXPENSES:
Interest expense — related party	19,332	15,677	63,353

NET LOSS	$(77,193)	$(75,000)	$(469,674)

BASIC AND DILUTED LOSS PER COMMON SHARE
Net income (loss)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
Statement of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional	Deficit Accumulated During
	Shares	Par Value	Paid-In Capital	Development Stage	Total
Balance at April 15, 2003 (inception)	—	$—	$—	$ —	$ —

April 2003, common stock sold to an officer ($.0001/share)	5,000,000	500	—	—	500
July through September 2003, common stock sold through a private offering ($.10/share)	139,000	14	13,886	—	13,900
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(6,668)	(6,668)

Balance at December 31, 2003	5,139,000	514	14,786	(6,668)	8,632

Office space contributed by an officer	—	—	1,200	—	1,200
Net loss	—	—	—	(10,880)	(10,880)

Balance at December 31, 2004	5,139,000	514	15,986	(17,548)	(1,048)

Office space contributed by an officer	—	—	1,200	—	1,200
Net loss	—	—	—	(8,746)	(8,746)

Balance at December 31, 2005	5,139,000	514	17,186	(26,294)	(8,594)

September 2006, common stock sold in private offering ($.50/share)	40,000	4	19,996	—	20,000
Office space contributed by an officer	—	—	1,200	—	1,200
Net loss	—	—	—	(13,117)	(13,117)

Balance at December 31, 2006	5,179,000	518	38,382	(39,411)	(511)

March 2007, common stock sold pursuant to SB-2 registered offering at $.50 per share	20,000	2	9,998	—	10,000
Office space contributed by an officer	—	—	900	—	900
Net loss	—	—	—	(21,755)	(21,755)

Balance at December 31, 2007	5,199,000	520	49,280	(61,166)	(11,366)

Net loss	—	—	—	(58,171)	(58,171)

Balance at December 31, 2008	5,199,000	520	49,280	(119,337)	(69,537)

Net loss	—	—	—	(60,475)	(60,475)

Balance at December 31, 2009	5,199,000	$520	$49,280	$(179,812)	$(130,012)

Net loss	—	—	—	(64,994)	(64,994)

Balance at December 31, 2010	5,199,000	$520	$49,280	$(244,806)	$(195,006)

Net loss	—	—	—	(72,676)	(72,676)

Balance at December 31, 2011	5,199,000	$520	$49,280	$(317,482)	$(267,682)

Net loss	—	—	—	(75,000)	(75,000)

Balance at December 31, 2012	5,199,000	$520	$49,280	$(392,482)	$(342,682)

Net loss	—	—	—	(77,193)	(77,193)

Balance at December 31, 2013	5,199,000	$520	$49,280	$(469,675)	$(419,875)

See accompanying notes to financial statements

YACHT FINDERS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (APRIL 15, 2003) TO
	2013	2012	DEC. 31, 2013
OPERATING ACTIVITIES:
Net loss	$(77,363)	$(75,000)	$(469,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Office space contribution	—	—	5,400
Loss on website development fees	—	—	2,500
Accrued interest	17,330	16,677	63,353
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	(2,102)	(2,540)	2,391
NET CASH USED IN OPERATING ACTIVITIES	(62,135)	(61,863)	(396,030)

INVESTING ACTIVITIES:
Payments for website development	—	—	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(2,500)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	62,135	61,863	354,130
Common stock issued for cash	—	—	44,400
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,135	61,863	398,530

INCREASE (DECREASE) IN CASH	—	—	—

CASH — BEGINNING OF PERIOD	—	—	—
CASH — END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

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

REVENUE RECOGNITION

The Company has not recognized any revenues from its operations

CASH AND CASH EQUIVALENTS

The Company had $-0- cash and no cash equivalents at December 31, 2013 and December 31, 2012. The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2013 and December 31, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

INCOME TAXES

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) ASC-740 “Accounting for Income Taxes”. ASC-740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $469,674 during the period of April 15, 2003 (inception) to December 31, 2013. As of December 31, 2013, the Company has an accumulated deficit of $469,675 and a working capital deficit of $419,875. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon working capital advances provided by the Company’s majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(2) SHAREHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2013:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

(3) RELATED PARTY TRANSACTIONS

At December 31, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $354,131, plus accrued interest of approximately $63,300, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2013, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2014.

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(3) RELATED PARTY TRANSACTIONS (CON’T)

The following table details related party debt on a year-by-year basis and since inception:

	As of 12/31/2013	As of 12/31/2012	Inception to 12/31/2013
Principal balance	$354,131	$298,661	$354,131
Interest expense	$19,332	$15,677	$63,353

In October 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 83.68% of the issued and outstanding shares of common stock of the Company. The initial term of the Services Agreement is one year and the term extends automatically on a year-to-year basis until terminated by mutual agreement of the parties. The Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007.

The following table details related party management fees on a year-by-year basis and since inception:

	Period ended 12/31/2013	Period ended 12/31/2012	Inception to 12/31/2013
Management fees	$40,000	$40,000	$250,000

(4) INCOME TAXES

The Company adopted Financial Accounting ASC 740 “Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of ASC 740, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely- than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As of December 31, 2013 and 2012, we have provided a 100% valuation allowance for any deferred tax assets as management has determined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards.

The components of the Company’s deferred tax asset as of December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carry forward	$164,218	$137,200
Valuation allowance	(164,218)	(137,200)
Net deferred tax asset	$—	$—

YACHT FINDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

(4) INCOME TAXES (CON’T)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2013	2012
Tax credit at statutory rate (35%)	$(27,018)	$(26,250)
Increase in valuation allowance	27,018	26,250
Net deferred tax asset	$—	$—

At December 31, 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 11, 2014, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2013.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held
Thomas W. Colligan	41	CEO, CFO President, Treasurer and Secretary since 2007

Thomas W. Colligan has been our director, chief executive officer, chief financial officer, president, treasurer and secretary since October 2007. He is also currently the business development manager of Adventist Healthcare, Inc. and has held such position since June 2005. Mr. Colligan has also been an adjunct professor of psychology at Montgomery College, Maryland, since 2003 and a Group Psychotherapist with J&E Associates in Maryland since November 2001. Mr. Colligan holds a Masters Degree in Social Work and specializes in the delivery of quality behavioral healthcare to individuals and groups. Prior to joining Adventist, Mr. Colligan’s work focused on the investigation and analysis of clinical data relating to behavioral health through his work as a Clinical Research Coordinator and Psychotherapist with the Centers for Behavioral Health in Maryland. Mr. Colligan has also co-authored three works: “Understanding Workplace Stress—Journal of Workplace Behavioral Health;” “Measuring cultural climate in a uniformed services medical center, Military Medicine, 164(3), 202-208;” and “Spouse abuse: Physician guidelines to identification, diagnosis, and management in the uniformed services, Military Medicine, 164(1), 30-36.” Mr. Colligan is currently an MBA candidate at Frostburg State University in Maryland. He expects to matriculate in August 2006. Other than Yacht Finders, Inc., Mr. Colligan is not a director, executive officer or significant shareholder of any other public reporting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2013, all reports required to be filed were filed on a timely basis.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2013 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	4,350,500	83.68%
Portman House Hue Street St Helier Jersey JE4 5RP

La Pergola Investments Limited	769,500	14.80%
Portman House Hue Street St Helier Jersey JE4 5RP

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Thomas Colligan	0	0.00%
5528 Westcott Circle Frederick, Maryland
Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2013. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2013, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $354,131, plus accrued interest of approximately $63,300, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2013, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2014.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto. The term of the Services Agreement has been extended to December 31, 2014.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company. Mr. Colligan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and review our interim financial statements for the first, second and third quarters of 2014 are approximately $4,500.00. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 were approximately $4,500.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2013 or 2012.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co. P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2013 and 2012

•	Statements of Operations for the years ended December 31, 2013 and 2012 and the period from April 15, 2003 (inception) to December 31, 2013

•	Statements of Changes in Stockholders’ Equity for the period from April 15, 2003 (inception) to December 31, 2013

•	Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from April 15, 2003 (inception) to December 31, 2013

•	Notes to Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yacht Finders, Inc. (Registrant)

By
/s/ Thomas W. Colligan

Thomas W. Colligan President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
Date
March 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
Date
March 15, 2014