Form 10-Q
period 2014-06-30
Yacht Finders, Inc.
filed 2014-08-11
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer □	Accelerated Filer □	Non-Accelerated Filer □ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of August 6, 2014.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013 (audited)

ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$5,970	$2,391
Note payable – related party	381,399	354,131
Accrued interest– related party	74,183	63,353

Total current liabilities and total liabilities	461,552	419,875

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	520	520
Additional paid-in capital	49,280	49,280
Deficit accumulated during the development stage	(511,352)	(469,675)

Total stockholders’ deficit	(461,552)	(419,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Months ended June 30		Six Months ended June 30		Inception (Nov. 7, 2006) through June 30,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-

Operating expenses	-	-	-	-	-
Contributed rent	-	-	-	-	5,400
General and administrative	4,472	13,028	10,847	29,433	161,768
Management fees	10,000		20,000		270,000

Net operating expenses	$14,472	$13,028	$30,847	$29,433	$(437,166)

Other income (expenses)
Interest expense	5,514	4,861	10,830	9,344	74,183
Total other expenses	5,514	4,861	10,830	9,344	74,183

Net Loss	$(19,986)	$(17,889)	$(41,677)	$(38,777)	$(511,352)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Six Months ended June 30,		Inception (Nov. 7, 2006) through June 30,
	2014	2013	2014

OPERATING ACTIVITIES
Net loss	$(41,677)	$(38,777)	$(511,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Office space contribution	-	-	5,400
Loss on website development fees	-	-	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,579	1,953	5,970
Increase in interest payable	10,830	9,344	74,183

Net cash used in operating activities	(27,268)	(27,480)	(423,299)

INVESTING ACTIVITIES
Payments for website development	-	-	2,500

Net cash used in investing activities	-	-	(2,500)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	27,268	27,480	381,399
Common stock issued for cash	-	-	44,400
Net cash provided by financing activities	27,268	27,480	425,799

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information	-	-	-
Cash paid during period for interest	-	-	-
Cash paid during period for income taxes	$-	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2013.

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

June 30, 2014

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2014, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $511,352 during the period of April 15, 2003 (inception) to June 30, 2014. This condition, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(3) RELATED PARTY TRANSACTIONS

At June 30, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $381,399, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2014. The Company recorded interest on the Note for the three-month period ended June 30, 2014 in the amount of $5,514. As of June 30, 2014, the Company had recorded an aggregate of $74,183 interest expense on the Note, none of which has been paid

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2014. Total fees paid to FHM for the quarter ended June 30, 2014 were $10,000.

YACHT FINDERS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

(4) INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets which consist of net operating loss carry forwards.

As of June 30, 2014, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended June 30, 2014 and 2013. The tax years 2008–2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Three Months Ended June 30, 2014 Compared to June 30, 2013

The following table summarizes the results of our operations during the three months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/2014 (unaudited)	6/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	14,472	13,028	1,444	11.1%
Net loss	(19,986)	(17,889)	2,097	11.7%
Loss per share of common stock	$(0.00)	$(0.00)	0.00	0.0%

We recorded a net loss of $19,986 for the three months ended June 30, 2014 as compared with a net loss of $17,889 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to June 30, 2013

The following table summarizes the results of our operations during the six months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/2014 (unaudited)	6/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	30,847	29,433	1,414	4.8%
Net loss	(41,677)	(38,777)	2,900	7.5%
Loss per share of common stock	$(0.01)	$(0.01)	0.00	0.0%

We recorded a net loss of $41,677 for the six months ended June 30, 2014 as compared with a net loss of $38,777 for the six months ended June 30, 2013.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2014 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $511,352. As of June 30, 2014 we had total liabilities and a negative working capital of $461,552.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are principally for accounting expenses and other expenses related to making filings required under the Securities Exchange Act of 1934, which should not exceed $50,000 in the fiscal year ending December 31, 2014. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2013, relative to our ability to continue as a going concern.  We had $461,552 negative working capital as of June 30, 2014; we had an accumulated deficit of $511,352 incurred through June 30, 2014 and recorded a loss of $19,986 for the second quarter of 2014 and a loss of $77,193 from operations for the fiscal year ended December 31, 2013.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2014 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YACHT FINDERS, INC.

Date: August 11, 2014	By:	/s/ Thomas W. Colligan
______________________________ Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document