Form 10-Q
period 2014-09-30
Yacht Finders, Inc.
filed 2014-11-06
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 5, 2014.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$5,015	$2,391
Note payable — related party	395,750	354,131
Accrued interest— related party	79,951	63,353

Total current liabilities and total liabilities	480,716	419,875

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated Deficit	(530,516)	(469,675)

Total stockholders’ deficit	(480,716)	(419,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Operations (Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—

Operating expenses	—	—	—	—

General and administrative	3,396	5,036	14,242	14,469
Management fees	10,000	10,000	30,000	30,000

Net operating expenses	$13,396	$15,036	$44,242	$44,469

Other expenses
Interest expense	5,768	4,896	16,598	14,240
Total other expenses	5,768	4,896	16,598	14,240

Net Loss	$(19,164)	$(19,932)	$(60,840)	$(58,709)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding — basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(60,840)	$(58,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable-related party	16,598	14,240
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,624	3,885

Net cash used in operating activities	(41,618)	(40,584)

FINANCING ACTIVITIES
Proceeds from notes payable—related party	41,618	40,584

Net cash provided by financing activities	41,618	40,584

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental cash flow information	—	—
Cash paid during period for interest	—	—
Cash paid during period for income taxes	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. The Company did not conduct any operations until April 15, 2003, the date the Company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder's Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2013.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2014, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $530,516 during the period of April 15, 2003 (inception) to September 30, 2014. This condition, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

Recently adopted and pending accounting pronouncements

 In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

(3) RELATED PARTY TRANSACTIONS

At September 30, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $395,750, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2014. The Company recorded interest on the Note for the nine-month and three-month periods ended September 30, 2014 of $16,598 and $5,768 respectively.

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

As of September 30, 2014, the Company had recorded an aggregate of $79,951 interest expense on the Note, none of which has been paid Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2014. Total fees paid to FHM for the nine months and three months ended September 30, 2014 were $30,000 and $10,000 respectively.

(4) INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets which consist of net operating loss carry forwards.

As of September 30, 2014, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended September 30, 2014 and 2013. The tax years 2009–2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

(5) SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through July 15, 2014, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

From April 15, 2003 through November 6, 2007, the Company’s business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. We anticipate no operations unless and until we complete a business combination as described above.

Three Months Ended September 30, 2014 Compared to September 30, 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2014 (unaudited)	9/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—	—	—	—
Operating expenses	13,396	15,036	1,640	10.9%
Net loss	(19,164)	(19,932)	(768)	(3.9%)
Loss per share of common stock	$(0.00)	$(0.00)	0.00	0.0%

We recorded a net loss of $19,164 for the three months ended September 30, 2014 as compared with a net loss of $19,932 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

The following table summarizes the results of our operations during the nine months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2014 (unaudited)	9/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—	—	—	—
Operating expenses	44,242	44,469	(227)	(0.5%)
Net loss	(60,840)	(58,709)	2,131	3.6%
Loss per share of common stock	$(0.01)	$(0.01)	0.00	0.0%

We recorded a net loss of $60,840 for the nine months ended September 30, 2014 as compared with a net loss of $58,709 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2014 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $530,516. As of September 30, 2014 we had total liabilities and a negative working capital of $480,716.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2013, relative to our ability to continue as a going concern.  We had $480,716 negative working capital as of September 30, 2014; we had an accumulated deficit of $530,516 incurred through September 30, 2014 and recorded a loss of $19,164 for the third quarter of 2014 and a loss of $77,193 from operations for the fiscal year ended December 31, 2013.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2014 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YACHT FINDERS, INC.

Date: November 5, 2014	By:	/s/ Thomas W. Colligan
______________________________ Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document