Form 10-K
period 2014-12-31
Yacht Finders, Inc.
filed 2015-03-26
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-52528

YACHT FINDERS, INC.

(Exact name of small Business Issuer as specified in its charter)

Delaware	76-0736467
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

41 Ulua Place
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
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (March 20, 2015):  5,199,000

Documents incorporated by reference: None.

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

Employees

As of December 31, 2014, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2014, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2014, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable – Related Party

At December 31, 2014, the Company had loans and notes outstanding from a related party in the aggregate amount of $411,915 plus accrued interest of $85,938, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2014, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2015.

Status of Outstanding Common Stock

As of December 31, 2014, we had a total of 5,199,000 shares of our common stock outstanding. Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/14	12/31/13
Revenues	$—	$—
Net Loss	$(80,479)	$(77,193)
Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(500,354)	$(419,875)
Total Assets	$—	$—
Total Liabilities	$500,354	$419,875

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

Results of Operations

Twelve Months Ended December 31, 2014 Compared to December 31, 2013

The following table summarizes the results of our operations during the fiscal years ended December 31, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/14	12/31/13	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	57,894	57,861	33	0.0%
Interest expense	22,585	19,332	3,253	16.8%
Net loss	(80,479)	(77,193)	3,286	4.3%
Loss per share of common stock	(0.02)	(0.01)	(0.00)	100%

We recorded a net loss of $80,479 for the fiscal year ended December 31, 2014 as compared with a net loss of $77,193 for the fiscal year ended December 31, 2013 due primarily to an increase in interest expense of $3,253.

Liquidity and Capital Resources

As of December 31, 2014, we had no assets, a working capital deficit of $500,354 and an accumulated stockholders’ deficit of $500,354. Our operating activities used $57,784 in cash for the fiscal year period ended December 31, 2014, while our operations used $62,135 cash in the fiscal year ended December 31, 2013. We earned no revenue during the fiscal year ended December 31, 2014 or 2013.

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

At December 31, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $411,915 plus accrued interest, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2014, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2014 and 2013 and the reports thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Yacht Finders, Inc.:

We have audited the accompanying balance sheet of Yacht Finders, Inc. (a development stage company) as of December 31, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $550,154 since inception. As of December 31, 2014, the Company had a working capital deficit of $500,154. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon working capital advances provided by the Company’s majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

Paritz & Co., P.A.

Hackensack, NJ

March 20, 2015

YACHT FINDERS, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	2,501	2,391
Accrued interest-related party	85,938	63,353
Note payable—related party	411,915	354,131

Total current liabilities and total liabilities	500,354	419,875

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2012, respectively	—	—
Common stock, par value $0.001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2014 and December 31, 2012, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated Deficit	(550,154)	(469,675)

Total stockholders’ deficit	(500,354)	(419,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2014	2013

REVENUES	$—	$—

OPERATING AND EXPENSES:
General and administrative	17,894	17,861
Management Fees—related party	40,000	40,000
TOTAL OPERATING EXPENSES	57,894	57,861

OTHER EXPENSES:
Interest expense – related party	22,585	19,332

NET LOSS	$(80,479)	$(77,193))
BASIC AND DILUTED LOSS PER COMMON SHARE
Net income (loss)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital
	Shares	Par Value		Accumulated Deficit	Total

Balance at January 1, 2013	5,199,000	$520	$49,280	$(392,482)	$(342,682)

Net loss	—	—	—	(77,193)	(77,193)

Balance at December 31, 2013	5,199,000	$520	$49,280	$(469,675)	$(419,875)

Net loss	—	—	—	(80,479)	(80,479)

Balance at December 31, 2014	5,199,000	$520	$49,280	$(550,154)	$(500,354)

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(80,479)	$(77,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest-related party	22,585	17,330
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	110	(2,102)
NET CASH USED IN OPERATING ACTIVITIES	(57,784)	(62,135)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	57,784	62,135
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,784	62,135

INCREASE (DECREASE) IN CASH	—	—

CASH – BEGINNING OF YEAR	—	—
CASH – END OF YEAR	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to financial statements

YACHT FINDERS, INC.

Notes to Financial Statements

(1) ORGANIZATION AND BASIS OF PRESENTATION

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder’s Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. Effective December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2014 and December 31, 2013, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

YACHT FINDERS, INC.

Notes to Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

The estimated fair value of certain financial instruments, including, payables to related parties, and accrued liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

YACHT FINDERS, INC.

Notes to Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Recently adopted and pending accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. The Company has elected early adoption of this ASU.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $550,154 since inception. As of December 31, 2014, the Company had a working capital deficit of $500,154. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon working capital advances provided by the Company’s majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.

Notes to Financial Statements

(4) SHAREHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2014:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

(5) RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $411,915, plus accrued interest of $85,938, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2014, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2015.

The following table details related party debt on a year-by-year basis and since inception:

	As of 12/31/2014	As of 12/31/2013
Principal balance	$411,915	$354,131
Interest expense	$22,585	$19,332

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

The following table details related party management fees on a year-by-year basis and since inception:

	Period ended 12/31/2014	Period ended 12/31/2013	Inception to 12/31/2014
Management fees	$40,000	$40,000	$290,000

YACHT FINDERS, INC.

Notes to Financial Statements

(6) INCOME TAXES

As of December 31, 2014 and 2013, we have provided a 100% valuation allowance for all deferred tax assets as management has determined that it is more-likely-than-not that we will not realize the use of our net operating loss carryforwards.

The components of the Company’s deferred tax asset as of December 31, 2014 and 2013 are as follows:

	2014	2012
Net operating loss carry forward	$192,385	$164,218
Valuation allowance	(192,385)	(164,218)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2014	2012
Tax credit at statutory rate (35%)	$(28,167)	$(27,018)
Increase in valuation allowance	28,167	27,018
Net deferred tax asset	$—	$—

At December 31, 2014, the Company had no gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

(7) SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through, the date the financial statements were issued, and no events subsequent to December 31, 2014 were noted that need to be disclosed.

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

As of December 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held

Thomas W. Colligan	42	CEO, CFO President, Treasurer and Secretary since 2007

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2014, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2014 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited Portman House Hue Street St Helier Jersey JE4 5RP	4,350,500	83.68%
La Pergola Investments Limited Portman House Hue Street St Helier Jersey JE4 5RP	769,500	14.80%
Thomas Colligan 5528 Westcott Circle Frederick, Maryland	0	0.00%
Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2014. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2014, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $411,915, plus accrued interest of approximately $85,938, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2014, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2015.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto. The term of the Services Agreement has been extended to December 31, 2015.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company. Mr. Colligan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 and review our interim financial statements for the first, second and third quarters of 2015 are approximately $4,500.00. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 were approximately $4,500.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2014 or 2013.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2014, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co. P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2014 and 2013

•	Statements of Operations for the years ended December 31, 2014 and 2013

•	Statements of Changes in Stockholders’ Equity for the period from April 15, 2003 (inception) to December 31, 2014

•	Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to Financial Statements

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
March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan
Thomas W. Colligan
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date
March 20, 2015