Form 10-K/A
period 2014-12-31
Yacht Finders, Inc.
filed 2015-07-24
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(First Amendment)

☐	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from ______________ to ______________

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

PART I

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/14	12/31/13
Revenues	$-	$-
Net Loss	$(80,479)	$(77,193)
Net Loss Per Share, Basic and
Diluted	$(0.02)	$(0.01)
Weighted Average No. Shares,
Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(500,354)	$(419,875)
Total Assets	$-	$-
Total Liabilities	$500,354	$419,875

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

Results of Operations

Twelve Months Ended December 31, 2014 Compared to December 31, 2013

The following table summarizes the results of our operations during the fiscal years ended December 31, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
	12/31/14	12/31/13	Increase	Increase
Line Item			(Decrease)	(Decrease)
Revenues	$0	$0	$0	0.0%
Operating expenses	57,894	57,861	33	0.0%
Interest expense	22,585	19,332	3,253	16.8%
Net loss	(80,479)	(77,193)	3,286	4.3%
Loss per share of common
stock	(0.02)	(0.01)	(0.00)	100%

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company has not generated any revenue and has accumulated losses of $550,154 since inception. As of December 31, 2014, the Company had a working capital deficit of $500,154. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

Paritz & Co., P.A.
Hackensack, NJ
February 25, 2015

YACHT FINDERS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	2,501	2,391
Accrued interest-related party	85,938	63,353
Note payable—related party	411,915	354,131

Total current liabilities and total liabilities	500,354	419,875

Stockholders’ deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and
December 31, 2013, respectively	-	-
Common stock, par value $0.001, 80,000,000 shares authorized,
5,199,000 shares issued and outstanding at December 31, 2014
and December 31, 2013, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated Deficit	(550,154)	(469,675)

Total stockholders’ deficit	(500,354)	(419,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2014	2013
REVENUES	$--	$--

OPERATING AND
EXPENSES:
General and
administrative	17,894	17,861
Management Fees—
related party	40,000	40,000
TOTAL OPERATING
EXPENSES	57,894	57,861

OTHER EXPENSES:
Interest expense – related
party	22,585	19,332

NET LOSS	$(80,479)	$(77,193)

BASIC AND DILUTED
LOSS PER COMMON
SHARE
Net income (loss)	$(0.02)	$(0.01)
WEIGHTED AVERAGE
NUMBER OF
SHARES
OUTSTANDING—BASIC
AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Shareholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
		Par
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2013	5,199,000	$520	$49,280	$(392,482)	$(342,682)
Net loss	--	--	--	(77,193)	(77,193)
Balance at December 31, 2013	5,199,000	$520	$49,280	$(469,675)	$(419,875)
Net loss	--	--	--	(80,479)	(80,479)
Balance at December 31, 2014	5,199,000	$520	$49,280	$(550,154)	$(500,354)

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(80,479)	$(77,363)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Accrued interest- related party	22,585	17,330
Changes in operating assets and
liabilities:
Increase (decrease) in:
Accrued liabilities	110	(2,102)
NET CASH USED IN OPERATING	(57,784)	(62,135)
ACTIVITIES

FINANCING ACTIVITIES:
Proceeds from note payable-related	57,784	62,135
party
NET CASH PROVIDED BY	57,784	62,135
FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH	--	--

CASH – BEGINNING OF YEAR	--	--
CASH – END OF YEAR	$--	$--

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

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

YACHT FINDERS, INC.
Notes to Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Recently adopted and pending accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. The Company has elected early adoption of this ASU.

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $550,154 since inception. As of December 31, 2014, the Company had a working capital deficit of $500,154. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.
Notes to Financial Statements

(4) SHAREHOLDERS' EQUITY

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

The following table details related party debt on a year-by-year basis:

	As of 12/31/2014	As of 12/31/2013
Principal balance	$411,915	$354,131
Interest expense	$85,938	$63,353

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

The following table details related party management fees on a year-by-year basis and since inception:

	Period ended	Period ended	Inception to
	12/31/2014	12/31/2013	12/31/2014
Management fees	$40,000	$40,000	$290,000

YACHT FINDERS, INC.
Notes to Financial Statements

(6) INCOME TAXES

As of December 31, 2014 and 2013, we have provided a 100% valuation allowance for all deferred tax assets as management has determined that it is more-likely-than-not that we will not realize the use of our net operating loss carryforwards.

The components of the Company's deferred tax asset as of December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forward	$192,385	$164,218
Valuation allowance	(192,385)	(164,218)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2014	2013
Tax credit at statutory rate (35%)	$(28,167)	$(27,018)
Increase in valuation allowance	28,167	27,018
Net deferred tax asset	$-	$-

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2014, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held
Thomas W.	42	CEO, CFO
Colligan		President,
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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2014, all reports required to be filed were filed on a timely basis.

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

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name	Owned(1)	Shares(1)
Fountainhead Capital Management Limited	4,350,500	83.68%
Portman House
Hue Street
St Helier
Jersey JE4 5RP
La Pergola Investments Limited	769,500	14.80%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

Thomas Colligan	0	0.00%
5528 Westcott Circle
Frederick, Maryland

Officers and directors as a group (one person)	0	0.00%
____________________

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co. P.A., Independent Registered Certified Public Accounting Firm
●	Balance Sheets as of December 31, 2014 and 2013

●	Statements of Operations for the years ended December 31, 2014 and 2013
●	Statements of Changes in Stockholders’ Equity for the period from April 15, 2003 (inception) to December 31, 2014
●	Statements of Cash Flows for the years ended December 31, 2014 and 2013
●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yacht Finders, Inc.
(Registrant)

By
/s/ Thomas W. Colligan

Thomas W. Colligan
President, Chief Executive Officer, Chief
Financial Officer and Principal Accounting
Officer

Date
July 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan
Sole Director, President, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer

Date
July 22, 2015