Form 10-Q/A
period 2015-03-31
Yacht Finders, Inc.
filed 2015-07-24
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(First Amendment)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company
		(Do not check if a smaller	[X]
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

See accompanying notes to financial statements

YACHT FINDERS, INC.
Statements of Operations (Unaudited)

	Three Months ended March 31
	2015	2014
Revenues	$-	$-
Operating expenses	-	-
General and administrative	7,358	6,375
Management fees—related
party	10,000	10,000
Net operating expenses	$17,358	$16,375
Other expenses
Interest expense—
related party	6,094	5,316
Total other expenses	6,094	5,316
Net Loss	$(23,452)	$(21,691)
Basic loss per share	$(0.00)	$(0.00)
Weighted average number
of common shares
outstanding - basic	5,199,000	5,199,000

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

YACHT FINDERS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

As of March 31, 2015, the Company had recorded an aggregate of $92,032 interest expense on the Note, none of which has been paid

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

(5) SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YACHT FINDERS, INC.

Date: July 22, 2015	By:	/s/ Thomas W. Colligan

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