Form 10-Q
period 2015-09-30
Yacht Finders, Inc.
filed 2015-11-13
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2015

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 13, 2015.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$8,082	$2,501
Note payable – related party	452,020	411,915
Accrued interest– related party	105,082	85,938

Total current liabilities and total liabilities	565,184	500,354

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares
authorized, no shares issued and outstanding at September
30, 2015 and December 31, 2014, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares
authorized, 5,199,000 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(614,984)	(550,154)

Total stockholders’ deficit	(565,184)	(500,354)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.
Statements of Operations (Unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

General and administrative	4,652	3,396	15,686	14,242
Management fees-related party	10,000	10,000	30,000	30,000

Loss from operations	$14,652	$13,396	$45,686	$44,242

Other expenses
Interest expense-related party	6,667	5,768	19,144	16,598

Net Loss	$(21,319)	$(19,164)	$(64,830)	$(60,840)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number
of common shares
outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.
Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(64,830)	$(60,840)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in interest payable- related party	19,144	16,598
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,581	2,624

Net cash used in operating activities	(40,105)	(41,618)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	40,105	41,618

Net cash provided by financing activities	40,105	41,618

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental cash flow information	-	-
Cash paid during period for interest	-	-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on November 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. The Company did not conduct any operations until April 15, 2003, the date the Company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder's Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and Nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2014.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2015, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $614,984 during the period of April 15, 2003 (inception) to September 30, 2015 and has a stockholders’ deficit of $565,184 as of September 30, 2015. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2015
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

Recently adopted and pending accounting pronouncements

In September 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

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

(3) RELATED PARTY TRANSACTIONS

At September 30, 2015, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $452,020, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2014, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2015. The Company recorded interest on the Note for the three- and nine-month periods ended September 30, 2015 of $6,667 and $19,144, respectively.

YACHT FINDERS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015, the Company had recorded an aggregate of $105,083 interest expense on the Note, none of which has been paid

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2015. Total fees paid to FHM for the three- and nine-month periods ended September 30, 2015 were $10,000 and $30,000, respectively.

(4) INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets which consist of net operating loss carry forwards.

As of September 30, 2015, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended September 30, 2015 and 2014. The tax years 2010–2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

(5) SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were available to be issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

The Company’s business plan consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. We anticipate no operations unless and until we complete a business combination as described above.

Three Months Ended September 30, 2015 Compared to September 30, 2014

The following table summarizes the results of our operations during the three months ended September 30, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

	9/30/2015	9/30/2014		Percentage
Line Item	(unaudited)	(unaudited)	Increase	Increase
Revenues	—	—	—	—
Operating expenses	14,652	13,396	1,256	9.4%
Net loss	(21,319)	(19,164)	2,155	11.2%
Loss per share of common stock	$(0.00)	$(0.00)	0.00	0.0%

We recorded a net loss of $21,319 for the three months ended September 30, 2015 as compared with a net loss of $19,164 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to September 30, 2014

The following table summarizes the results of our operations during the nine months ended September 30, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

	9/30/2015	9/30/2014		Percentage
Line Item	(unaudited)	(unaudited)	Increase	Increase
Revenues	—	—	—	—
Operating expenses	45,686	44,242	1,444	3.3%
Net loss	(64,830)	(60,840)	3,990	6.6%
Loss per share of common stock	$(0.01)	$(0.01)	0.00	0.0%

We recorded a net loss of $64,830 for the Nine months ended September 30, 2015 as compared with a net loss of $60,840 for the Nine months ended September 30, 2014.

Liquidity and Capital Resources

We had $-0- cash on hand at September 30, 2015 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $614,984. As of September 30, 2015 we had total liabilities and a negative working capital of $564,185.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2014, relative to our ability to continue as a going concern. We had $565,185 negative working capital as of September 30, 2015; we had an accumulated deficit of $614,985 incurred through September 30, 2015 and recorded a loss of $21,319 for the third quarter of 2015 and a loss of $80,479 from operations for the fiscal year ended December 31, 2014. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2015 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YACHT FINDERS, INC.

Date: November 13, 2015	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document