Form 10-K
period 2015-12-31
Yacht Finders, Inc.
filed 2016-03-23
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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
[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.0001 par value common stock as of the close of business on the latest practicable date (March 23, 2016): 5,199,000

Documents incorporated by reference: None.

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

Employees

As of December 31, 2015, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2015, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2015, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable – Related Party

At December 31, 2015, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (a related party) in the aggregate amount of $467,826 plus accrued interest of $111,919, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2015, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2016.

Status of Outstanding Common Stock

As of December 31, 2015, we had a total of 5,199,000 shares of our common stock outstanding. Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/15	12/31/14
Revenues	$-	$-
Net Loss	$(84,863)	$(80,479)
Net Loss Per Share, Basic and
Diluted	$(0.02)	$(0.02)
Weighted Average No. Shares,
Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(585,217)	$(500,354)
Total Assets	$-	$-
Total Liabilities	$585,217	$500,354

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

Results of Operations

Year Ended December 31, 2015 Compared to December 31, 2014

The following table summarizes the results of our operations during the fiscal years ended December 31, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
	12/31/15	12/31/14	Increase	Increase
Line Item			(Decrease)	(Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	58,883	57,894	989	1.7%
Interest expense	25,980	22,585	3,395	15.0%
Net loss	(84,863)	(80,479)	4,384	5.4%
Loss per share of common
stock	(0.02)	(0.02)	(0.00)	100%

We recorded a net loss of $84,863 for the fiscal year ended December 31, 2015 as compared with a net loss of $80,479 for the fiscal year ended December 31, 2014 due primarily to an increase in interest expense of $3,395. The increase in interest expense resulted from additional advances to the Company from Fountainhead Capital Management Limited (a related party). The Company also pays Fountainhead Capital Management Limited an annual management fee of $40,000.

Liquidity and Capital Resources

As of December 31, 2015, we had no assets, a working capital deficit of $585,217 and an accumulated stockholders’ deficit of $585,217. Our operating activities used $55,912 in cash for the fiscal year period ended December 31, 2015, while our operations used $57,784 cash in the fiscal year ended December 31, 2014. We earned no revenue during the fiscal year ended December 31, 2015 or 2014.

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

At December 31, 2015, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $467,826 plus accrued interest, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2015, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2015 and 2014 and the reports thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Yacht Finders, Inc.:

We have audited the accompanying balance sheets of Yacht Finders, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2015, Yacht Finders’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yacht Finders, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in Note 3 to the financial statements, the Company has not generated any revenue and has accumulated losses of $635,017 since inception. As of December 31, 2015, the Company had a working capital deficit of $585,217. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.
Hackensack, NJ
March 23, 2016

YACHT FINDERS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	5,472	2,501
Accrued interest-related party	111,919	85,938
Note payable—related party	467,826	411,915

Total current liabilities and total liabilities	585,217	500,354

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and
December 31, 2014	-	-
Common stock, par value $0.0001, 80,000,000 shares authorized,
5,199,000 shares issued and outstanding at December 31, 2015
and December 31, 2014	520	520
Additional paid-in capital	49,280	49,280
Accumulated Deficit	(635,017)	(550,154)

Total stockholders’ deficit	(585,217)	(500,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2015	2014
REVENUES	$--	$--

OPERATING AND
EXPENSES:
General and
administrative	18,883	17,894
Management Fees—
related party	40,000	40,000
TOTAL OPERATING
EXPENSES	58,883	57,894

OTHER EXPENSES:
Interest expense – related
party	25,980	22,585

NET LOSS	$(84,863)	$(80,479)

BASIC AND DILUTED
LOSS PER COMMON
SHARE
Net income (loss)	$(0.02)	$(0.02)
WEIGHTED AVERAGE
NUMBER OF
SHARES
OUTSTANDING—BASIC
AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.
Statement of Changes in Shareholders' Equity (Deficit)

	Common Stock		Additional
		Par	Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2013	5,199,000	$520	$49,280	$(469,675)	$(419,875)
Net loss	--	--	--	(80,479)	(80,479)
Balance at December 31, 2014	5,199,000	$520	$49,280	$(550,154)	$(500,354)
Net Loss	--	--	--	(84,863)	(84,863)
Balance at December 31, 2015	5,199,000	$520	$49,280	$(635,017)	$(585,217)

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(84,863)	$(80,479)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Accrued interest-related party	25,980	22,585
Changes in operating assets and
liabilities:
Increase (decrease) in:
Accrued liabilities	2,971	110
NET CASH USED IN OPERATING	(55,912)	(57,784)
ACTIVITIES

FINANCING ACTIVITIES:
Proceeds from note payable-related	55,912	57,784
party
NET CASH PROVIDED BY	55,912	57,784
FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH	--	--

CASH – BEGINNING OF YEAR	--	--
CASH – END OF YEAR	$--	$--

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. Effective December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and other remaining disclosure requirements of topic 915.

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

REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2015 and December 31, 2014, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $635,017 since inception. As of December 31, 2015, the Company had a working capital deficit of $585,217. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.
Notes to Financial Statements

(4) SHAREHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2015:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

(5) RELATED PARTY TRANSACTIONS

At December 31, 2015, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $467,826, plus accrued interest of $111,919, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2015, the Payee under the Note and the Company agreed that the due date of the Note would be extended to December 31, 2016.

The following table details related party debt on a year-by-year basis:

	As of 12/31/2015	As of 12/31/2014
Principal balance	$467,826	$411,915
Accrued Interest	$111,919	$85,938

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

The following table details related party management fees on a year-by-year basis:

	Year ended	Year ended
	12/31/2015	12/31/2014
Management fees	$40,000	$40,000

YACHT FINDERS, INC.
Notes to Financial Statements

(6) INCOME TAXES

The components of the Company's deferred tax asset as of December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forward	$222,088	$192,385
Valuation allowance	(222,088)	(192,385)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2015	2014
Tax credit at statutory rate (35%)	$(29,703)	$(28,167)
Increase in valuation allowance	29,703	28,167
Net deferred tax asset	$-	$-

As of December 31, 2015, the Company had approximately $222,088 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2035. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

(7) SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through, the date the financial statements were issued, and no events subsequent to December 31, 2015 were noted that need to be disclosed.

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

As of December 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2015, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held

Thomas W.	43	CEO, CFO
Colligan		President,
		Treasurer and
		Secretary since
		2007

Thomas W. Colligan has been our director, chief executive officer, chief financial officer, president, treasurer and secretary since October 2007. He is also currently the business development manager of Adventist Healthcare, Inc. and has held such position since June 2005. Mr. Colligan has also been an adjunct professor of psychology at Montgomery College, Maryland, since 2003 and a Group Psychotherapist with J&E Associates in Maryland since November 2001. Mr. Colligan holds a Masters Degree in Social Work and specializes in the delivery of quality behavioral healthcare to individuals and groups. Prior to joining Adventist, Mr. Colligan’s work focused on the investigation and analysis of clinical data relating to behavioral health through his work as a Clinical Research Coordinator and Psychotherapist with the Centers for Behavioral Health in Maryland. Mr. Colligan has also co-authored three works: “Understanding Workplace Stress - Journal of Workplace Behavioral Health;” “Measuring cultural climate in a uniformed services medical center, Military Medicine, 164(3), 202-208;” and “Spouse abuse: Physician guidelines to identification, diagnosis, and management in the uniformed services, Military Medicine, 164(1), 30-36.” Mr. Colligan has an MBA degree from Frostburg State University in Maryland. Other than Yacht Finders, Inc., Mr. Colligan is not a director, executive officer or significant shareholder of any other public reporting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2015, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2015 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name	Owned(1)	Shares(1)
Fountainhead Capital Management Limited	4,350,500	83.68%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

La Pergola Investments Limited	769,500	14.80%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

Thomas Colligan	0	0.00%
5528 Westcott Circle
Frederick, Maryland

Officers and directors as a group (one person)	0	0.00%
____________________

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2015. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2015, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2015, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (“FHM”) (a related party) in the aggregate amount of $467,826, plus accrued interest of approximately $111,919, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2015, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2016.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto. The term of the Services Agreement has been extended to December 31, 2016.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company. Mr. Colligan is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2015 and review our interim financial statements for the first, second and third quarters of 2015 were approximately $9,850. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014, and reviews of our interim financial statements were approximately $7,195.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2015 or 2014.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2015, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co. P.A., Independent Registered Certified Public Accounting Firm
●	Balance Sheets as of December 31, 2015 and 2014

●	Statements of Operations for the years ended December 31, 2015 and 2014
●	Statements of Changes in Stockholders’ Equity for the period from January 1, 2013 to December 31, 2015
●	Statements of Cash Flows for the years ended December 31, 2015 and 2014
●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yacht Finders, Inc.
(Registrant)

By
/s/ Thomas W. Colligan

Thomas W. Colligan
President, Chief Executive Officer, Chief
Financial Officer and Principal Accounting
Officer

Date
March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan
Sole Director, President, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer

Date
March 23, 2016