Form 10-Q
period 2016-03-31
Yacht Finders, Inc.
filed 2016-05-12
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2016

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of May 10, 2016.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$6,453	$5,472
Note payable – related party	482,882	467,826
Accrued interest– related party	118,917	111,919

Total current liabilities and total liabilities	608,252	585,217

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares
authorized, no shares issued and outstanding at March 31,
2016 and December 31, 2015, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares
authorized, 5,199,000 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(658,052)	(635,017)

Total stockholders’ deficit	(608,252)	(585,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.
Statements of Operations (Unaudited)

	Three Months ended March 31
	2016	2015
Revenues	$-	$-

Operating expenses	-	-

General and administrative	6,037	7,358
Management fees-related party	10,000	10,000

Loss from operations	$16,037	$17,358

Other expenses
Interest expense-related party	6,998	6,094

Net Loss	$(23,035)	$(23,452)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number
of common shares
outstanding - basic	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.
Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(23,035)	$(23,452)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in interest payable- related party	6,998	6,094
Changes in operating assets and liabilities:
Increase in accounts payable	981	2,250

Net cash used in operating activities	(15,056)	(14,808)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	15,056	14,808

Net cash provided by financing activities	15,056	14,808

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2016
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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2015.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At March 31, 2016, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $23,035 for the three-month period ended March 31, 2016 and has a stockholders’ deficit of $608,252 as of March 31, 2016. These conditions, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2016
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

(3) RELATED PARTY TRANSACTIONS

At March 31, 2016, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $482,882, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2015, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2016. The Company recorded interest on the Note for the three-month period ended March 31, 2016 of $6,998. As of March 31, 2016, the Company had recorded an aggregate of $118,917 interest expense on the Note, none of which has been paid

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2016. Total fees paid to FHM for the three-month period ended March 31, 2016 was $10,000.

(4) SUBSEQUENT EVENTS

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

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the year ended 2015.

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

Three Months Ended March 31, 2016 Compared to March 31, 2015

The following table summarizes the results of our operations during the three months ended March 31, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

	3/31/2016	3/31/2015		Percentage
Line Item	(unaudited)	(unaudited)	(Decrease)	(Decrease)
Revenues	—	—	—	—
Operating expenses	16,037	17,358	(1,321)	(7.6%)
Net loss	(23,035)	(23,452)	(417)	(1.8%)
Loss per share of common
stock	$(0.00)	$(0.00)	0.00	0.0%

We recorded a net loss of $23,035 for the three months ended March 31, 2016 as compared with a net loss of $23,452 for the three months ended March 31, 2015.

Liquidity and Capital Resources

We had $-0- cash on hand at March 31, 2016 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $608,252. As of March 31, 2016 we had total liabilities and a negative working capital of $608,252.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are principally for accounting expenses and other expenses related to making filings required under the Securities Exchange Act of 1934, which should not exceed $50,000 in the fiscal year ending December 31, 2016. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2015, relative to our ability to continue as a going concern. We had $608,252 negative working capital as of March 31, 2016; we had an accumulated deficit of $658,052 incurred through March 31, 2016 and recorded a loss of $23,035 for the first quarter of 2016 and a loss of $84,863 from operations for the fiscal year ended December 31, 2015. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2016 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: May 10, 2016	By	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document