Form 10-Q
period 2016-06-30
Yacht Finders, Inc.
filed 2016-08-12
CIK 1311673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2016

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of August 11, 2016.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.
Balance Sheets
(Unaudited)

		December 31,
	June 30, 2016	2015
ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$6,186	$5,472
Note payable – related party	499,261	467,826
Accrued interest– related party	126,140	111,919

Total current liabilities and total liabilities	631,587	585,217

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares
authorized, no shares issued and outstanding at June 30,
2016 and December 31, 2015, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares
authorized, 5,199,000 shares issued and outstanding at June
30, 2016 and December 31, 2015, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(681,387)	(635,017)

Total stockholders’ deficit	(631,587)	(585,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.
Statements of Operations (Unaudited)

	Three Months ended		Six Months ended
	June 30		September 30
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

General and administrative	6,112	3,677	12,149	11,034
Management fees-related
party	10,000	10,000	20,000	20,000

Loss from operations	$16,112	$13,677	$32,149	$31,034

Other expenses
Interest expense-related
party	7,223	6,383	14,221	12,477

Net Loss	$(23,335)	$(20,060)	$(46,370)	$(43,511)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number
of common shares
outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.
Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(46,370)	$(43,511)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in interest payable-related party	14,221	12,477
Changes in operating assets and liabilities:
Increase in accounts payable	714	2,080

Net cash used in operating activities	(31,435)	(28,954)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	31,435	28,954

Net cash provided by financing activities	31,435	28,954

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2016
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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2015.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2016, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $23,335 for the three-month period ended June 30, 2016 and has a stockholders’ deficit of $631,587 as of June 30, 2016. These conditions, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2016
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

(3) RELATED PARTY TRANSACTIONS

At June 30, 2016, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $499,261, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2015, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2016. The Company recorded interest on the Note for the three-month period ended June 30, 2016 of $7,223. As of June 30, 2016, the Company had recorded an aggregate of $126,140 interest expense on the Note, none of which has been paid.

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2016. Total fees paid to FHM for the three-month period ended June 30, 2016 was $10,000.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks", and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Three Months Ended June 30, 2016 Compared to June 30, 2015

The following table summarizes the results of our operations during the three months ended June 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

	6/30/2016	6/30/2015		Percentage
Line Item	(unaudited)	(unaudited)	(Decrease)	(Decrease)
Revenues	—	—	—	—
Operating expenses	16,112	13,677	2,435	17.8%
Net loss	(23,335)	(20,060)	3,275	16.3%
Loss per share of common
stock	$(0.00)	$(0.00)	0.00	0.0%

We recorded a net loss of $23,335 for the three months ended June 30, 2016 as compared with a net loss of $20,060 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to June 30, 2015

The following table summarizes the results of our operations during the six months ended June 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

	6/30/2016	6/30/2015		Percentage
Line Item	(unaudited)	(unaudited)	(Decrease)	(Decrease)
Revenues	—	—	—	—
Operating expenses	32,149	31,034	1,115	3.6%
Net loss	(46,370)	(43,511)	2,859	6.6%
Loss per share of common
stock	$(0.01)	$(0.01)	0.00	0.0%

We recorded a net loss of $46,370 for the three months ended June 30, 2016 as compared with a net loss of $43,511 for the three months ended June 30, 2015.

Liquidity and Capital Resources

We had $-0- cash on hand at June 30, 2016 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $681,387. As of June 30, 2016 we had total liabilities and a negative working capital of $631,587.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2015, relative to our ability to continue as a going concern. We had $631,587 negative working capital as of June 30, 2016; we had an accumulated deficit of $681,387 incurred through June 30, 2016 and recorded a loss of $23,335 for the second quarter of 2016 and a loss of $84,863 from operations for the fiscal year ended December 31, 2015. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2016 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: August 11, 2016	By	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document