Form 10-Q
period 2016-09-30
Yacht Finders, Inc.
filed 2016-11-14
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2016

Commission File Number: 000-52528

YACHT FINDERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0736467
(State of organization)	(I.R.S. Employer Identification No.)

41 Ulua Place

Haiku, HI 96708

(Address of principal executive offices)

(310) 396-1691

Registrant’s telephone number, including area code

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 11, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$8,767	$5,472
Note payable – related party	510,412	467,826
Accrued interest– related party	133,690	111,919

Total current liabilities and total liabilities	652,869	585,217

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(702,669)	(635,017)

Total stockholders’ deficit	(652,869)	(585,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Operations (Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

General and administrative	3,732	4,652	15,881	15,686
Management fees-related party	10,000	10,000	30,000	30,000

Loss from operations	$13,732	$14,652	$45,881	$45,686

Other expenses
Interest expense-related party	7,550	6,667	21,771	19.144

Net Loss	$(21,282)	$(21,319)	$(67,652)	$(64,830)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(67,652)	$(64,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest- related party	21,771	19,144
Changes in operating assets and liabilities:
Increase in accrued liabilities	3,295	5,581

Net cash used in operating activities	(42,586)	(40,105)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	42,586	40,105

Net cash provided by financing activities	42,586	40,105

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2015.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2016, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $21,282 for the three-month period ended September 30, 2016 and has a stockholders’ deficit of $652,869 as of September 30, 2016. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2016

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

(3) RELATED PARTY TRANSACTIONS

At September 30, 2016, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $510,412, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2015, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2016. The Company recorded interest on the Note for the three-month period ended September 30, 2016 of $7,550. As of September 30, 2016, the Company had recorded an aggregate of $133,690 interest expense on the Note, none of which has been paid

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2016. Total fees paid to FHM for the three-month period ended September 30, 2016 was $10,000.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”, and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Three Months Ended September 30, 2016 Compared to September 30, 2015

The following table summarizes the results of our operations during the three months ended September 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2016 (unaudited)	9/30/2015 (unaudited)	(Decrease)	Percentage (Decrease)

Revenues	—	—	—	—
Operating expenses	3,732	4,652	(920)	(6.3%)
Net loss	(21,282)	(21,319)	37	(0.2%)
Loss per share of common stock	$(0.00)	$(0.00)	0.00	0.0%

We recorded a net loss of $21,282 for the three months ended September 30, 2016 as compared with a net loss of $21,319 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to September 30, 2015

The following table summarizes the results of our operations during the nine months ended September 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2016 (unaudited)	9/30/2015 (unaudited)	Increase)	Percentage Increase

Revenues	—	—	—	—
Operating expenses	45,881	45,686	195	0.4%
Net loss	(67,652)	(64,830)	(2,822)	4.4%
Loss per share of common stock	$(0.01)	$(0.01)	0.00	0.0%

We recorded a net loss of $67,652 for the nine months ended September 30, 2016 as compared with a net loss of $64,830 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

We had $0 cash on hand at September 30, 2016 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $702,669. As of September 30, 2016 we had total liabilities and a negative working capital of $652,869.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2015, relative to our ability to continue as a going concern. We had $652,869 negative working capital as of September 30, 2016; we had an accumulated deficit of $702,669 incurred through September 30, 2016 and recorded a loss of $21,282 for the third quarter of 2016 and a loss of $84,863 from operations for the fiscal year ended December 31, 2015.T he going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12-month period ending December 31, 2016 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.H owever, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

YACHT FINDERS, INC.

Date: November 14, 2016	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

