Form 10-Q
period 2018-09-30
Yacht Finders, Inc.
filed 2018-11-08
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2018

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

Common Stock $.0001 par value

There are 5,199,000 shares of common stock outstanding as of November 8, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$15,293	$5,675
Note payable – related party	618,881	584,328
Accrued interest– related party	201,044	174,246

Total current liabilities and total liabilities	835,218	764,249

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(855,018)	(814,049)

Total stockholders’ deficit	(835,218)	(764,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Operations (Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

General and administrative	2,819	2,807	14,171	12,360
Management fees-related party	10,000	10,000	30,000	30,000

Loss from operations	$12,819	$12,807	$44,171	$42,360

Other expenses
Interest expense-related party	9,203	8,349	26,798	24,196

Net Loss	$(22,022)	$(21,156)	$(70,969)	$(66,556)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(70,969)	$	(66,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	26,798		(6,320)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	9,618		24,196

Net cash used in operating activities	(34,553)		(48,680)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	34,553		48,680

Net cash provided by financing activities	34,553		48,680

Net increase (decrease) in cash	-		-

Cash at beginning of period	-		-

Cash at end of period	$-		$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2018

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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2017.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2018, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $22,022 for the three-month period ended September 30, 2018 and has a stockholders’ deficit of $835,218 as of September 30, 2018. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2018

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

(3) RELATED PARTY TRANSACTIONS

At September 30, 2018, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $618,881, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2017, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2018. The Company recorded interest on the Note for the three-month period ended September 30, 2018 of $9,203. As of September 30, 2018, the Company had recorded an aggregate of $201,044 interest expense on the Note, none of which has been paid

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2018. Total fees paid to FHM for the three-month period ended September 30, 2018 was $10,000.

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

Three Months Ended September 30, 2018 Compared to September 30, 2017

The following table summarizes the results of our operations during the three months ended September 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2018 (unaudited)	9/30/2017 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	12,819	12,807	12	0%
Net loss	(22,022)	(21,156)	865	4.1%
Loss per share of common stock	$(0.00)	$(0.00)	0

We recorded a net loss of $22,022 for the three months ended September 30, 2018 as compared with a net loss of $21,156 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to September 30, 2017

The following table summarizes the results of our operations during the nine months ended September 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2018 (unaudited)	9/30/2017 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	44,171	42,360	1,811	4.3%
Net loss	(70,969)	(66,556)	4,413	6.6%
Loss per share of common stock	$(0.01)	$(0.01)	0

We recorded a net loss of $70,969 for the nine months ended September 30, 2018 as compared with a net loss of $66,556 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We had $-0- cash on hand at September 30, 2018 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $885,017. As of September 30, 2018 we had total liabilities and a negative working capital of $835,217.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2017, relative to our ability to continue as a going concern. We had $835,218 negative working capital as of September 30, 2018; we had an accumulated deficit of $885,018 incurred through September 30, 2018 and recorded a loss of $22,022 for the third quarter of 2018 and a loss of $89,825 from operations for the fiscal year ended December 31, 2017. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12-month period ending December 31, 2018 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

YACHT FINDERS, INC.

Date: November 8, 2018	By	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, President, CFO and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

