Form 10-K
period 2018-12-31
Yacht Finders, Inc.
filed 2019-03-29
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-52528

YACHT FINDERS, INC.

(Exact name of small Business Issuer as specified in its charter)

Delaware	76-0736467
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

41 Ulua Place
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (808) 573-6163

n/a

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (March 29, 2019): 5,199,000

Documents incorporated by reference: None.

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

Employees

As of December 31, 2018, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2018, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2018, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable – Related Party

At December 31, 2018, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (a related party) in the aggregate amount of $631,473 plus accrued interest of $210,403, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2018, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2019.

Status of Outstanding Common Stock

As of December 31, 2018, we had a total of 5,199,000 shares of our common stock outstanding. Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/18	12/31/17
Revenues	$-	$-
Net Loss	$(94,954)	$(89,825)
Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.02)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(859,203)	$(764,249)
Total Assets	$-	$-
Total Liabilities	$859,203	$764,249

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

Results of Operations

Year Ended December 31, 2018 Compared to December 31, 201

The following table summarizes the results of our operations during the fiscal years ended December 31, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/18	12/31/17	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	58,797	56,986	1,811	3.2%
Interest expense	36,157	32,839	3,318	10.1%
Net loss	(94,954)	(89,825)	5,129	5.7%
Loss per share of common stock	(0.02)	(0.02)	(0.00)	0.00%

We recorded a net loss of $94,954 for the fiscal year ended December 31, 2018 as compared with a net loss of $89,825 for the fiscal year ended December 31, 2017 due primarily to an increase in interest expense of $3,318. The increase in interest expense resulted from additional advances to the Company from Fountainhead Capital Management Limited (a related party). The Company also pays Fountainhead Capital Management Limited an annual management fee of $40,000.

Liquidity and Capital Resources

As of December 31, 2018, we had no assets, a working capital deficit of $859,203 and an accumulated stockholders’ deficit of $909,003. Our operating activities used $47,146 in cash for the fiscal year period ended December 31, 2018, while our operations used $61,489 cash in the fiscal year ended December 31, 2017. We earned no revenue during the fiscal year ended December 31, 2018 or 2017.

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

At December 31, 2018, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $631,473 plus accrued interest of $210,403, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2018, the Payee under the Note and the Company agreed that the due date of the Note would be extended to December 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2018 and 2017 and the reports thereon of Prager Metis CPAs, LLC and Paritz & Company, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Yacht Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yacht Finders, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America..

Emphasis-of-a-matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception. The Company also had a working capital deficit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Hackensack, NJ

February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Yacht Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yacht Finders, Inc. (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenue since inception and has accumulated losses of $909,003. As of December 31, 2018, the Company had a working capital deficit of $859,203. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

March 26, 2019,

YACHT FINDERS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	17,327	5,675
Accrued interest-related party	210,403	174,246
Note payable—related party	631,473	584,328

Total current liabilities and total liabilities	859,203	764,249

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	520	520
Additional paid-in capital	49,280	49,280
Accumulated Deficit	(909,003)	(814,049)

Total stockholders’ deficit	(859,203)	(764,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2018	2017

REVENUES	$—	$—

OPERATING AND EXPENSES:
General and administrative	18,797	16,986
Management Fees—related party	40,000	40,000
TOTAL OPERATING EXPENSES	58,797	56,986

OTHER EXPENSES:
Interest expense – related party	36,157	32,839

NET LOSS	$(94,954)	$(89,825)

BASIC AND DILUTED LOSS PER COMMON SHARE
Net income (loss)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2016	5,199,000	$520	$49,280	$(724,224)	$(674,424)
Net Loss	—	—	—	(89,825)	(89,825)
Balance at December 31, 2017	5,199,000	$520	$49,280	$(814,049)	$(764,249)
Net Loss	—	—	—	$(94,954)	$(94,954)
Balance at December 31, 2018	5,199,000	520	$49,280	$(909,003)	$(859,203)

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(94,954)	$(89,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest- related party	36,157	32,839
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued liabilities	11,652	(4,503)
NET CASH USED IN OPERATING ACTIVITIES	(47,145)	(61,489)

FINANCING ACTIVITIES:
Proceeds from note payable-related party	47,145	61,489
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,145	61,489

INCREASE (DECREASE) IN CASH	—	—

CASH – BEGINNING OF YEAR	—	—
CASH – END OF YEAR	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated any revenue and has accumulated losses of $909,003 since inception. As of December 31, 2017, the Company had a working capital deficit of $764,249. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to seek additional working capital advances from the Company’s majority shareholder and other sources. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(5) RELATED PARTY TRANSACTIONS

At December 31, 2018, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $631,473, plus accrued interest of $210,403, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2018, the Payee under the Note and the Company agreed that the due date of the Note would be extended to December 31, 2019.

The following table details related party debt on a year-by-year basis:

	As of 12/31/2018	As of 12/31/2017
Principal balance	$631,473	$584,328
Accrued Interest	$210,403	$174,246

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

The following table details related party management fees on a year-by-year basis:

	Year ended 12/31/2018	Year ended 12/31/2017
Management fees	$40,000	$40,000

YACHT FINDERS, INC.

Notes to Financial Statements

(6) INCOME TAXES

The components of the Company’s deferred tax asset as of December 31, 2018 and 2017 are as follows:

	2018	2017

Net operating loss carry forward	$190,003	$284,749

Valuation allowance	(190,003)	(284,749)

Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2018	2017

Federal statutory rate (2018 - 21% - 2017 - 35%)	$(19,940)	$(31,439)

Increase in valuation allowance	19,940	31,439

Net deferred tax asset	$-	$-

As of December 31, 2018, the Company had approximately $900,000 of federal and state net operating loss carryovers (“NOLs”) which carry on indefinitely. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

As of December 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held

Thomas W. Colligan	47	CEO, CFO President, Treasurer and Secretary since 2007

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2018, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2018 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited
17 Bond Street St. Helier, Jersey JE2 3NP Channel Islands	5,120,000	98.16%

Thomas Colligan
5528 Westcott Circle Frederick, Maryland	0	0.00%

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2018. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2018, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2018, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (“FHM”) (a related party) in the aggregate amount of $631,473, plus accrued interest of approximately $210,403, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2018, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2019.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing September 30, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto. The term of the Services Agreement has been extended to December 31, 2019.

Director Independence

As of November 8, 2007, Thomas W. Colligan was the sole director of the Company. Mr. Colligan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Prager Metis CPAs, LLC and our predecessor auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2018 and 2017 were $9,600.00 and $6,600.00, respectively.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2018 or 2017.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC and Paritz & Company, P.A., Independent Registered Certified Public Accounting Firms

●	Balance Sheets as of December 31, 2018 and 2017

●	Statements of Operations for the years ended December 31, 2018 and 2017

●	Statements of Changes in Stockholders’ Equity for the period from January 1, 2014 to December 31, 2018

●	Statements of Cash Flows for the years ended December 31, 2018 and 2017

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yacht Finders, Inc.
(Registrant)

By	/s/ Thomas W. Colligan
Thomas W. Colligan
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Thomas W. Colligan
Thomas W. Colligan
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	March 29, 2019

