Form 10-Q
period 2020-06-30
Yacht Finders, Inc.
filed 2020-08-14
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]	Smaller Reporting Company [X] Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered under Section 12(g) of the Exchange Act:

Title of each Class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	YTFD	Pink Sheets

There are 5,199,000 shares of common stock outstanding as of August 14, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

Balance Sheets

	(Unaudited)
	June 30, 2020	December 31, 2019

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$19,009	$17,892
Accrued interest– related party	270,688	249,720
Note payable – related party	717,615	690,963

Total current liabilities and total liabilities	1,007,312	958,575

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(1,057,112)	(1,008,375)

Total stockholders’ deficit	(1,007,312)	(958,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Operations (Unaudited)

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

General and administrative	2,843	2,426	7,769	6,702
Management fees-related party	10,000	10,000	20,000	20,000

Loss from operations	$12,843	$12,426	$27,769	$26,702

Other expenses
Interest expense-related party	10,520	9,790	20,968	19,132

Net Loss	$(23,363)	$(22,216)	$(48,737)	$(45,834)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2020	5,199,000	$520	$49,280	$(1,008,375)	$(958,575)
Net Loss	—	—	—	$(48,737)	$(48.737)
Balance at June 30, 2020	5,199,000	$520	$49,280	$(1,057.112)	$(1,007,312)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2019	5,199,000	$520	$49,280	$(909,003)	$(859,203)
Net Loss	—	—	—	$(45,834)	$(45,834)
Balance at June 30, 2019	5,199,000	$520	$49,280	$(954,837)	$(905.037)

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(48,737)	$(45,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	20,968	19,132
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,117	(6,535)

Net cash used in operating activities	(26,652)	(33,237)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	26,652	33,237

Net cash provided by financing activities	26,652	33,237

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2020

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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2019.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2020 and 2019, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $48,737 for the six-month period ended June 30, 2020 and had a stockholders’ deficit of $1,057,112 as of June 30, 2020. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

June 30, 2020

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

(3) RELATED PARTY TRANSACTIONS

At June 30, 2020, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $717,615, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2019, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2020. The Company recorded interest on the Note for the three-month period ended June 30, 2020 of $10,520. As of June 30, 2020, the Company had recorded an aggregate of $270,688 interest expense on the Note, none of which has been paid

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 83.68% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2020. Total fees paid to FHM for the three-month period ended June 30, 2020 was $10,000.

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

Three Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of our operations during the three months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/2020 (unaudited)	6/30/2019 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	12,843	12,426	417	3.3%
Net loss	(23,363)	(22,216)	1,147	5.2%
Loss per share of common stock	$(0.00)	$(0.00)	0.00	n/a

We recorded a net loss of $23,363 for the three months ended June 30, 2020 as compared with a net loss of $22,216 for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of our operations during the six months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/2020 (unaudited)	6/30/2019 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	27,769	26,702	1,067	4.04%
Net loss	(48,737)	(45,834)	2,903	6.3%
Loss per share of common stock	$(0.01)	$(0.01)	0.00	Inf.

We recorded a net loss of $48,737 for the six months ended June 30, 2020 as compared with a net loss of $45,834 for the six months ended June 30, 2019.

Liquidity and Capital Resources

We had $-0- cash on hand at June 30, 2020 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,057,112. As of June 30, 2020, we had total liabilities and a negative working capital of $1,007,312.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $1,007,312 negative working capital as of June 30, 2020; we had an accumulated deficit of $1,057,112 incurred through June 30, 2020 and recorded a loss of $23,363 for the second quarter of 2020 and a loss of $99,372 from operations for the fiscal year ended December 31, 2019. The Company’s management believes that there is substantial doubt that we can continue as an ongoing business for 12-month period ending December 31, 2020 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YACHT FINDERS, INC.

Date: August 14, 2020	By	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

