Form 10-K
period 2020-12-31
Yacht Finders, Inc.
filed 2021-02-18
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

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

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (February 17, 2021): 5,199,000

Documents incorporated by reference: None.

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

Employees

As of December 31, 2020, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2020, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2020, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable – Related Party

At December 31, 2020, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (a related party) in the aggregate amount of $748,248 plus accrued interest of $292,605, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2020, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2021.

Status of Outstanding Common Stock

As of December 31, 2020, we had a total of 5,199,000 shares of our common stock outstanding. Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/20	12/31/19
Revenues	$-	$-
Net Loss	$(110,120)	$(99,372)
Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.02)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(1,068,695)	$(958,575)
Total Assets	$-	$-
Total Liabilities	$1,068,695	$958,575

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Yacht Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder’s Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange , merger or similar type of transaction

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

Results of Operations

Year Ended December 31, 2020 Compared to December 31, 2019

The following table summarizes the results of our operations during the fiscal years ended December 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/20	12/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	67,235	60,055	7,180	12.0%
Interest expense	42,885	39,317	3,568	9.1%
Net loss	(110,120)	(99,372)	10,748	10.8%
Loss per share of common stock	(0.02)	(0.02)	0.00	0.00%

We recorded a net loss of $110,120 for the fiscal year ended December 31, 2020 as compared with a net loss of $99,372 for the fiscal year ended December 31, 2019 due primarily to an increase in interest expense of $3,568. The increase in interest expense resulted from additional advances to the Company from Fountainhead Capital Management Limited (a related party) and increased tax and audit fees. The Company accrues its annual management fee of $40,000 to Fountainhead Capital Management Limited, which is included in the Note Payable to Fountainhead Capital Management Limited an annual management fee of $40,000.

Liquidity and Capital Resources

As of December 31, 2020, we had no assets, a working capital deficit of $1,068,695 and an accumulated stockholders’ deficit of $1,118,495. Our operating activities used $57,285 in cash for the fiscal year period ended December 31, 2020, while our operations used $59,490 cash in the fiscal year ended December 31, 2019. We earned no revenue during the fiscal year ended December 31, 2020 or 2019.

Management believes that the Company will require a cash infusion of at least $60,000 for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2020, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $748,248 plus accrued interest of $292,605, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2020, the Payee under the Note and the Company agreed that the due date of the Note would be extended to December 31, 2021.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $110,120 for the year ended December 31, 2020 and had a working capital deficit of $1,068,695 as of December 31, 2020. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States and elsewhere have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While the Company presently has no ongoing operations or employees, this situation could limit the market for a merger partner for a strategic business combination. Any of these uncertainties could have a material adverse effect on the business, financial condition or results of operations. In addition, a catastrophic event that results in the destruction or disruption of the Company’s data centers or its critical business or information technology systems would severely affect the ability to conduct normal business operations and, as a result, the operating results would be adversely affected.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Please refer to footnote 2 of the Financial statements with respect to significant accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2020 and 2019 and the reports thereon of Prager Metis CPAs, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Yacht Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yacht Finders, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenue since inception and has accumulated losses of $1,118,495. As of December 31, 2020, the Company had a working capital deficit of $1,068,695. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income tax net operating loss deferred tax asset and valuation allowance

As described in Note 6, to the financial statements, the deferred tax asset relating to an income tax net operating loss carryforward was $33,060 and a related valuation allowance of $33,060 as of December 31, 2020. The Company has determined it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The principal considerations for our determination that performing procedures relating to the Income tax net operating loss deferred tax asset and valuation allowance is a critical audit matter are the significant judgement by management in determining the valuation allowance, this in turn led to significant auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included 1) testing the tax reconciliation to the annual corporate tax filings, 2) evaluating the appropriateness and consistency of management’s methods and assumptions used in identification, recognition, measurement and disclosure of the income tax net operating loss deferred asset and valuation allowance and 3) evaluating the reasonableness of management’s estimates by considering how tax law, including statutes and regulations impacted management’s judgement.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Basking Ridge, NJ

February 17,2021

YACHT FINDERS, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	27,842	17,892
Accrued interest-related party	292,605	249,720
Note payable—related party	748,248	690,963

Total current liabilities and total liabilities	1,068,695	958,575

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	520	520
Additional paid-in capital	49,280	49,280
Accumulated Deficit	(1,118,495)	(1,008,375)

Total stockholders’ deficit	(1,068,695)	(958,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2020	2019

REVENUES	$—	$—

OPERATING EXPENSES:
General and administrative	27,235	20,055
Management Fees—related party	40,000	40,000
TOTAL OPERATING EXPENSES	67,235	60,055

OTHER EXPENSES:
Interest expense – related party	42,885	39,317

LOSS FROM OPERATIONS	(110,120)	(99,372)

NET LOSS BEFORE INCOME TAXES	(110,120)	(99,372)
Provision for income taxes	-	-
NET LOSS	$(110,120)	$(99,372)

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2018	5,199,000	$520	$49,280	$(909,003)	$(859,203)
Net Loss	—	—	—	$(99,372)	$(99,372)
Balance at December 31, 2019	5,199,000	$520	$49,280	$(1,008,375)	$(958,575)
Net Loss	—	—	—	$(110,120)	$(110,120)
Balance at December 31, 2020	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,120)	$(99,372)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued interest- related party	42,885	39,317
Accrued liabilities	9,950	565
NET CASH USED IN OPERATING ACTIVITIES	(57,285)	(59,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable-related party	57,285	59,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,285	59,490

INCREASE (DECREASE) IN CASH	—	—

CASH – BEGINNING OF YEAR	$—	$—
CASH – END OF YEAR	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2020 and December 31, 2019, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

YACHT FINDERS, INC.

Notes to Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In addition, ASC-740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal income tax return and its state franchise tax return in Delaware as “major” tax jurisdictions, as defined. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740.

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

The Company has no financial instruments measured at fair value

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $110,120 for the year ended December 31, 2020 and had a working capital deficit of $1,068,695 as of December 31, 2020. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States and elsewhere have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While the Company presently has no ongoing operations or employees, this situation could limit the market for a merger partner for a strategic business combination. Any of these uncertainties could have a material adverse effect on the business, financial condition or results of operations. In addition, a catastrophic event that results in the destruction or disruption of the Company’s data centers or its critical business or information technology systems would severely affect the ability to conduct normal business operations and, as a result, the operating results would be adversely affected. .

YACHT FINDERS, INC.

Notes to Financial Statements

(4) STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the financial statements contains the following classes of capital stock as of December 31, 2020 and 2019:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

(5) RELATED PARTY TRANSACTIONS

At December 31, 2020 and 2019, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (a shareholder) in the aggregate amount of $748,248 and $690,963, respectively, plus accrued interest of $292,605 and $249,720, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2020, the Payee under the Note and the Company agreed that the due date of the Note would be extended to December 31, 2021.

The following table details related party debt on a year-by-year basis:

	As of 12/31/2020	As of 12/31/2019
Principal balance	$748,248	$690,963
Accrued Interest	$292,605	$249,720

In October 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 98.48% of the issued and outstanding shares of common stock of the Company. The services which FHM provides under this Agreement, includes the following:

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

FCM is not a licensed broker-dealer. Under no circumstances will FCM engage in any activities which would require licensure as a broker-dealer or otherwise.

The initial term of the Services Agreement is one-year and the term extends automatically on a year-to-year basis until terminated by mutual agreement of the parties. The Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007.

The following table details related party management fees on a year-by-year basis:

	Year ended 12/31/2020	Year ended 12/31/2019
Management fees	$40,000	$40,000

YACHT FINDERS, INC.

Notes to Financial Statements

(6) INCOME TAXES

A reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded is as follows:

	Year Ended
	December 31,
	2020	2019
Income tax expense (credit) at statutory rate	$(23,125)	$(20,868)
Income tax adjustment
Interest Expense	9,006	8,257
Management Fee	8,400	8,400

Change of valuation allowance	5,719	4,211
Income tax expense (credit)	$-	$-

The components of the Company’s deferred tax asset as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset - Operating loss carry forward	$33,060	$27,341
Operating losses utilized	-	-
Valuation allowance	(33,060)	(27,341)
Deferred tax asset	$-	$-

As of December 31, 2020, the Company had certain federal net operating loss carryovers (“NOLs”), however under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized

The Company files income tax returns in the United States federal jurisdiction. No tax returns are currently under examination by any tax authorities.

(7) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

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

As of December 31, 2020 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this annual report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held

Thomas W. Colligan	49	CEO, CFO President, Treasurer and Secretary since 2007

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2020, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2020 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited
17 Bond Street St. Helier, Jersey JE2 3NP Channel Islands	5,120,000	98.48%

Thomas Colligan
5528 Westcott Circle Frederick, Maryland	0	0.00%

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2020. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2020, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2020, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (“FHM”) (a related party) in the aggregate amount of $748,248, plus accrued interest of $292,605, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2020, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2021.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one-year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto. The term of the Services Agreement has been extended to December 31, 2021.

Director Independence

As of February 1, 2021, Thomas W. Colligan was the sole director of the Company. Mr. Colligan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Prager Metis CPAs, LLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2020 and 2019 were $13,000 and $9,900, respectively.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2020, 2019 and 2018 were $2,250.00.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent accountant. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2020, 100% of audit-related services, tax services and other services performed by our independent accountants were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Prager Metis CPAs, LLC, Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2020 and 2019

●	Statements of Operations for the years ended December 31, 2020 and 2019

●	Statements of Changes in Stockholders’ Deficit for the period from January 1, 2019 to December 31, 2020

●	Statements of Cash Flows for the years ended December 31, 2020 and 2019

●	Notes to Financial Statements

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

Yacht Finders, Inc.
(Registrant)

By	/s/ Thomas W. Colligan
Thomas W. Colligan
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Thomas W. Colligan
Thomas W. Colligan
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	February 18, 2021

