Form 10-Q
period 2021-06-30
Yacht Finders, Inc.
filed 2021-08-02
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______

Commission File Number: 000-52528

YACHT FINDERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0736467
(State of organization)	(I.R.S. Employer Identification No.)

41 Ulua Place

Haiku, HI 96708

(Address of principal executive offices)

(808) 573-6163

Registrant’s telephone number, including area code

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Title of each Class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	YTFD	Pink Sheets

There are 5,199,000 shares of common stock outstanding as of August 3, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

Balance Sheets

	(Unaudited) June 30, 2021	December 31, 2020

ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$24,592	$27,842
Note payable – related party	779,410	748,248
Accrued interest– related party	315,178	292,605
Total current liabilities and total liabilities	1,119,179	1,068,695

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(1,168,979)	(1,118,495)
Total stockholders’ deficit	(1,119,179)	(1,068,695)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Operations (Unaudited)

	Three Months ended June 30		Six Months ended June 30
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

General and administrative	5,226	2,843	7,912	7,769
Management fees-related party	10,000	10,000	20,000	20,000

Loss from operations	$15,226	$12,843	$27,912	$27,769

Other expenses
Interest expense-related party	(11,501)	(10,520)	22,572	20,968

Net loss before income taxes	26,727	23,363	(50,484)	(48,737)
Provision for income taxes	$0	$0	$0	$0

Net Loss	$(26,727)	$(23,363)	$(50,484)	$(48,737)

Basic loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2021	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)
Net Loss	—	—	—	$(50,484)	$(50,484)
Balance at June 30, 2021	5,199,000	$520	$49,280	$(1,168,979)	$(1,119,179)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2020	5,199,000	$520	$49,280	$(1,008,375)	$(958,575)
Net Loss	—	—	—	$(48,737)	$(48,737)
Balance at June 30, 2020	5,199,000	$520	$49,280	$(1,057,112)	$(1,007,312)

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(50,484)	$(48,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	22,572	20,968
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(3,250)	1,117
Net cash used in operating activities	(31,162)	(26,652)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	31,162	26,652

Net cash provided by financing activities	31,162	26,652
Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2021

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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2020.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2021 and 2020, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $50,484 for the six-month period ended June 30, 2021 and had a stockholders’ deficit of $1,119,179 as of June 30, 2021. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

(3) RELATED PARTY TRANSACTIONS

At June 30, 2021, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $779,410, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2020, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2021. The Company recorded interest on the Note for the three- and six-month periods ended June 30, 2021 of $11,501 and $22,572, respectively. As of June 30, 2021, the Company had recorded an aggregate of $315,178 interest expense on the Note, none of which has been paid.

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 98.48% of the Company’s issued and outstanding common stock, the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement currently runs through December 31, 2021. Total fees accrued to note payable – related party for the three- and six-month periods ended June 30, 2021 were $10,000 and $20,000 respectively.

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

Three Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of our operations during the three months ended June 30, 2021 and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/2021 (unaudited)	6/30/2020 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	15,226	12,843	2,383	18.65%
Net loss	(26,727)	(23,363)	3,364	14.4%
Loss per share of common stock	$(0.01)	$(0.00)	0.01	inf.

We recorded a net loss of $26,727 for the three months ended June 30, 2021 as compared with a net loss of $23,363 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of our operations during the six months ended June 30, 2021 and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/2021 (unaudited)	6/30/2020 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	27,912	27,769	143	0.5%
Net loss	(50,484)	(48,737)	1,747	3.6%
Loss per share of common stock	$(0.01)	$(0.01)	0.00	n/a.

We recorded a net loss of $50,484 for the six months ended June 30, 2021 as compared with a net loss of $48,737 for the six months ended June 30, 2020.

Liquidity and Capital Resources

We had $-0- cash on hand at June 30, 2021 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,168,979. As of June 30, 2021, we had total liabilities and a negative working capital of $1,119,179.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $1,119,178 negative working capital as of June 30, 2021; we had an accumulated deficit of $1,168,979 incurred through June 30, 2021 and recorded a loss of $50,484 for the first six months of 2021 and a loss of $110,120 from operations for the fiscal year ended December 31, 2020. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

YACHT FINDERS, INC.

Date: August 2, 2021	By	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

