Form 10-Q
period 2021-09-30
Yacht Finders, Inc.
filed 2021-11-15
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”, and “emerging growth company”in Rule 12b-2 of the Exchange Act.

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

There are 5,199,000 shares of common stock outstanding as of November 15, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YACHT FINDERS, INC.

Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$27,591	$27,842
Note payable – related party	780,631	748,248
Accrued interest– related party	326,840	292,605
Total current liabilities and total liabilities	1,135,062	1,068,695

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	520	520
Additional paid-in capital	49,280	49,280
Accumulated deficit	(1,184,862)	(1,118,495)
Total stockholders’ deficit	(1,135,062)	(1,068,695)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Operations (Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

General and administrative	4,221	5,226	12,133	12,995
Management fees-related party	0	10,000	20,000	30,000

Loss from operations	$4,221	$15,226	$32,133	$42,995

Other expenses
Interest expense-related party	11,662	10,854	34,234	31,822

Net loss before income taxes	15,883	26,080	(66,367)	(74,817)
Provision for income taxes	$0	$0	$0	$0

Net Loss	$(15,883)	$(26,080)	$(66,367)	$(74,817)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000	5,199,000	5,199,000

see accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2021	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)
Net Loss	—	—	—	$(66,367)	$(66,367)
Balance at September 30, 2021	5,199,000	$520	$49,280	$(1,184,862)	$(1,135,062)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2020	5,199,000	$520	$49,280	$(1,008,375)	$(958,575)
Net Loss	—	—	—	$(74,817)	$(74,817)
Balance at September 30, 2020	5,199,000	$520	$49,280	$(1,083,192)	$(1,033,192)

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(66,367)	$(74,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	34,234	31,822
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(250)	2,092
Net cash used in operating activities	(32,383)	(40,303)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	32,383	40,303

Net cash provided by financing activities	32,383	40,303
Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2021

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

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2020.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2021 and 2020, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $66,367 for the nine-month period ended September 30, 2021 and had a stockholders’ deficit of $1,135,062 as of September 30, 2021. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

NEW ACCOUNTING PRONOUNCEMENTS

From time-to-time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

(3) RELATED PARTY TRANSACTIONS

At September 30, 2021, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $780,631, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2020, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2021. The Company recorded interest on the Note for the three- and nine-month periods ended September 30, 2021 of $11,662 and $34,234, respectively. As of September 30, 2021, the Company had recorded an aggregate of $326,840 interest expense on the Note, none of which has been paid.

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 98.48% of the Company’s issued and outstanding common stock, the Company was obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement was terminated by mutual agreement between FHM and the Company effective June 30, 2021. Total fees accrued to note payable – related party for the three- and nine-month periods ended September 30, 2021 were $0 and $20,000 respectively.

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

Three Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes the results of our operations during the three months ended September 30, 2021 and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2021 (unaudited)	9/30/2020 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	4,221	15,226	(11,005)	(72,28)%
Net loss	(15,883)	(26,080)	(10,197)	(39,10)%
Loss per share of common stock	$(0.00)	$(0.00)	0.00	n/a

We recorded a net loss of $15,883 for the three months ended September 30, 2021 as compared with a net loss of $26,080 for the three months ended September 30, 2020. The principal reason for the reduction in loss was the elimination of the Fountainhead Capital Management Limited advisory fee effective as of June 30, 2021.

Nine Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes the results of our operations during the nine months ended September 30, 2021 and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2021 (unaudited)	9/30/2020 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	32,133	42,995	(10,862)	(25.26)%
Net loss	(66,367)	(74,817)	(8,450)	(11.29)%
Loss per share of common stock	$(0.01)	$(0.01)	0.00	n/a.

We recorded a net loss of $66,367 for the nine months ended September 30, 2021 as compared with a net loss of $74,817 for the nine months ended September 30, 2020. The principal reason for the reduction in loss was the elimination of the Fountainhead Capital Management Limited advisory fee effective as of June 30, 2021.

Liquidity and Capital Resources

We had $-0- cash on hand at September 30, 2021 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,184,862. As of September 30, 2021, we had total liabilities and a negative working capital of $1,135,062.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $1,135,062 negative working capital as of September 30, 2021; we had an accumulated deficit of $1,184,862 incurred through September 30, 2021 and recorded a loss of $66,367 for the first nine months of 2021 and a loss of $110,120 from operations for the fiscal year ended December 31, 2020. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE* 104

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed with this Report

+Furnished with this Report, which shall not be deemed “filed” for purposes of Sec 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

YACHT FINDERS, INC.

Date: November 15, 2021	By	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE* 104

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed with this Report

+Furnished with this Report, which shall not be deemed “filed” for purposes of Sec 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section.

