Form 10-K
period 2021-12-31
Yacht Finders, Inc.
filed 2022-02-11
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site. If any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (Sec. 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (February 11, 2022): 5,199,000

Documents incorporated by reference: None.

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

Employees

As of December 31, 2021, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2021, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable – Related Party

At December 31, 2021, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (a related party) in the aggregate amount of $783,122 plus accrued interest of $338,502, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2021, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2022.

Status of Outstanding Common Stock

As of December 31, 2021, we had a total of 5,199,000 shares of our common stock outstanding. Of these shares, 5,120,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,199,000 shares of our common stock to approximately 50 record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/21	12/31/20
Revenues	$-	$-
Net Loss	$(90,021)	$(110,120)
Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.02)
Weighted Average No. Shares, Basic and Diluted	5,199,000	5,199,000
Stockholders’ Deficit	$(1,156,716)	$(1,068,695)
Total Assets	$-	$-
Total Liabilities	$1,158,716	$1,068,695

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

Results of Operations

Year Ended December 31, 2021 Compared to December 31, 2020

The following table summarizes the results of our operations during the fiscal years ended December 31, 2021 and 2020 respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/21	12/31/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	44,125	67,235	(23,110)	(34.4)%
Interest expense	45,896	42,885	3,011	2.7%
Net loss	(90,021)	(110,120)	(20,099)	(18.3)%
Loss per share of common stock	(0.02)	(0.02)	0.00	0.00%

We recorded a net loss of $90,021 for the fiscal year ended December 31, 2021 as compared with a net loss of $110,120 for the fiscal year ended December 31, 2020 due primarily to the termination of a management services agreement with Fountainhead Capital Management Limited and an increase in interest expense of $3,011. The increase in interest expense resulted from additional advances to the Company from Fountainhead Capital Management Limited (a related party). Prior to the commencement of the third quarter of 2021 (July 1, 2021), the Company accrued an annual management fee of $40,000 to Fountainhead Capital Management Limited, which is included in the Note Payable to Fountainhead Capital Management Limited.

Liquidity and Capital Resources

As of December 31, 2021, we had no assets, a working capital deficit of $1,158,716 and an accumulated stockholders’ deficit of $1,208,516. Our operating activities used $34,875 in cash for the fiscal year period ended December 31, 2021, while our operations used $57,285 cash in the fiscal year ended December 31, 2020. We earned no revenue during the fiscal year ended December 31, 2021 or 2020.

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

At December 31, 2021, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $783,122 plus accrued interest of $338,502, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2021, the Payee under the Note and the Company agreed that the due date of the Note would be extended to December 31, 2022.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $90,021 for the year ended December 31, 2021 and had a working capital deficit of $1,158,716 as of December 31, 2021. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Please refer to footnote 2 of the Financial Statements with respect to significant accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2021 and 2020 and the reports thereon of Boyle CPA, LLC (PCAOB ID No. 6285) and Prager Metis CPAs, LLC (PCAOB ID No. 273), respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Yacht Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yacht Finders, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s lack of revenues, recurring operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2021.

Red Bank, NJ

February 10, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Yacht Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yacht Finders, Inc. (the Company) as of December 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. As of December 31, 2020, the Company has accumulated losses of $1,118,495 and a working capital deficit of $1,068,695. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Basking Ridge, NJ

February 17, 2021

YACHT FINDERS, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	37,092	27,842
Accrued interest-related party	338,502	292,605
Note payable—related party	783,122	748,248

Total current liabilities and total liabilities	1,158,716	1,068,695

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	520	520
Additional paid-in capital	49,280	49,280
Accumulated Deficit	(1,208,516)	(1,118,495)

Total stockholders’ deficit	(1,158,716)	(1,068,695)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2021	2020

REVENUES	$—	$—

OPERATING EXPENSES:
General and administrative	24,125	27,235
Management Fees—related party	20,000	40,000
TOTAL OPERATING EXPENSES	44,125	67,235

OTHER EXPENSES:
Interest expense – related party	45,896	42,885

LOSS FROM OPERATIONS	(90,021)	(110,120)

NET LOSS BEFORE INCOME TAXES	(90,021)	(110,120)
Provision for income taxes	-	-
NET LOSS	$(90,021)	$(110,120)

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	5,199,000	5,199,000

See accompanying notes to financial statements

YACHT FINDERS, INC.

Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2019	5,199,000	$520	$49,280	$(1,008,375)	$(958,575)
Net Loss	—	—	—	$(110,120)	$(110,120)
Balance at December 31, 2020	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)
Net Loss	—	—	—	$(90,021)	$(90,021)
Balance at December 31, 2021	5,199,000	$520	$49,280	$(1,208,516)	$(1,158,716)

See accompanying notes to financial statements

YACHT FINDERS, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,021)	$(110,120)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued interest- related party	45,896	42,885
Accrued liabilities	9,250	9,950
NET CASH USED IN OPERATING ACTIVITIES	(34,875)	(57,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable-related party	34,875	57,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,875	57,285

INCREASE (DECREASE) IN CASH	—	—

CASH – BEGINNING OF YEAR	$—	$—
CASH – END OF YEAR	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2021 and December 31, 2020, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $90,021 for the year ended December 31, 2021 and had a working capital deficit of $1,158,716 as of December 31, 2021. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

YACHT FINDERS, INC.

Notes to Financial Statements

(4) STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the financial statements contains the following classes of capital stock as of December 31, 2021 and 2020:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,199,000 shares issued and outstanding.

(5) RELATED PARTY TRANSACTIONS

At December 31, 2021 and 2020, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (a shareholder) in the aggregate amount of $783,122 and $748,248, respectively, plus accrued interest of $338,502 and $292,605, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2021, the Payee under the Note and the Company agreed that the due date of the Note would be extended to December 31, 2022.

The following table details related party debt on a year-by-year basis:

	As of 12/31/2021	As of 12/31/2020
Principal balance	$783,122	$748,248
Accrued Interest	$338,502	$292,605

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

The initial term of the Services Agreement is one-year and the term extends automatically on a year-to-year basis until terminated by mutual agreement of the parties. The Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement was terminated by mutual consent effective June 30, 2021.

The following table details related party management fees on a year-by-year basis:

	Year ended 12/31/2021	Year ended 12/31/2020
Management fees	$20,000	$40,000

YACHT FINDERS, INC.

Notes to Financial Statements

(6) INCOME TAXES

A reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded is as follows:

	Year Ended
	December 31,
	2021	2020
Income tax expense (credit) at statutory rate	$(18,904)	$(23,125)
Income tax adjustment
Interest Expense	9,638	9,006
Management Fee	4,200	8,400

Change of valuation allowance	5,066	5,719
Income tax expense (credit)	$-	$-

The components of the Company’s deferred tax asset as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset - Operating loss carry forward	$18,904	$33,060
Operating losses utilized	-	-
Valuation allowance	(18,904)	(33,060)
Deferred tax asset	$-	$-

As of December 31, 2021, the Company had certain federal net operating loss carryovers (“NOLs”), however under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

As of December 31, 2021 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this annual report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held

Thomas W. Colligan	50	CEO, CFO President, Treasurer and Secretary since 2007

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2021, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2021 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited
17 Bond Street St. Helier, Jersey JE2 3NP Channel Islands	5,120,000	98.48%

Thomas Colligan
5528 Westcott Circle Frederick, Maryland	0	0.00%

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2021. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2021, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2021, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (“FHM”) (a related party) in the aggregate amount of $783,122, plus accrued interest of $338,502, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2021, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2022.

Effective as of October 1, 2007, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company was obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto. The Services Agreement was terminated by mutual consent as of June 30, 2021.

Director Independence

As of February 11, 2022, Thomas W. Colligan was the sole director of the Company. Mr. Colligan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our former auditors, Prager Metis CPAs, LLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2020 was $13,000 and the aggregate fees billed by our current auditors, Boyle CPA, LLC for the fiscal year ended December 31, 2021 was $9,000, respectively.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2021 and 2020 were $2,250.00.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent accountant. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2021, 100% of audit-related services, tax services and other services performed by our independent accountants were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Boyle CPA, LLC, Independent Registered Public Accounting Firm (PCAOB ID: 6285)

●	Report of Prager Metis CPAs, LLC, Independent Registered Public Accounting Firm (PCAOB ID: 273)

●	Balance Sheets as of December 31, 2021 and 2020

●	Statements of Operations for the years ended December 31, 2021 and 2020

●	Statements of Changes in Stockholders’ Deficit for the period from January 1, 2020 to December 31, 2021

●	Statements of Cash Flows for the years ended December 31, 2021 and 2020

●	Notes to Financial Statements

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

Yacht Finders, Inc.
(Registrant)

By	/s/ Thomas W. Colligan
Thomas W. Colligan
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	February 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Thomas W. Colligan
Thomas W. Colligan
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	February 11, 2022

