Form 10-Q
period 2022-03-31
Yale Transaction Finders, Inc.
filed 2022-05-16
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______

Commission File Number: 000-52528

YALE TRANSACTION FINDERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0736467
(State of organization)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue

New York, New York 10174

(Address of principal executive offices)

(212) 818-8800

Registrant’s telephone number, including area code

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There are 5,199,000 shares of common stock outstanding as of May 16, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$2,000	$37,092
Note payable – related party	-	783,122
Accrued interest– related party	-	338,502
Total current liabilities and total liabilities	2,000	1,158,716

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	520	520
Additional paid-in capital	1,229,743	49,280
Accumulated deficit	(1,232,263)	(1,208,516)
Total stockholders’ equity (deficit)	(2,000)	(1,158,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Statements of Operations (Unaudited)

	Three Months ended September 30
	2022	2021
Revenues	$-	$-

Operating expenses	-	-

General and administrative	14,091	2,686
Management fees-related party	-	10,000

Loss from operations	14,091	12,686

Other expenses
Interest expense-related party	(9,656)	(11,071)

Net loss before income taxes	23,747	23,757
Provision for income taxes	-	-

Net Loss	$(23,747)	$(23,757)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000

see accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2022	5,199,000	$520	$49,280	$(1,208,516)	$(1,158,716)
Forgiveness of debt by related party	—	—	1,180,463	—	1,180,463
Net Loss	—	—	—	(23,747)	$(23,747)
Balance at March 31, 2022	5,199,000	$520	$1,229,743	$(1,232,263)	$(2,000)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2021	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)
Net Loss	—	—	—	$(23,757)	$(23,757)
Balance at March 31, 2021	5,199,000	$520	$49,280	$(1,142,252)	$(1,092,452)

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(23,747)	$(23,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	9,656	11,071
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(35,092)	(7,820)
Net cash used in operating activities	(49,183)	(20,506)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	49,183	20,506

Net cash provided by financing activities	49,183	20,506
Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Yale Transaction Finders, Inc. (the “Company”) was incorporated in Delaware on November 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the Company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. The Company did not conduct any operations until April 15, 2003, the date the Company filed a subsequent amendment to change the name to Yacht Finders, Inc. On April 7, 2022, the Company filed an amendment to the Certificate of Incorporation to change the name to Yale Transaction Finders, Inc.

Yale Transaction Finders, Inc.’s business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2021.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2022, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $23,747 for the three-month period ended March 31, 2022 and had a negative working capital of $2,000 and an accumulated deficit of $1,232,263 as of March 31, 2022. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

(3) RELATED PARTY TRANSACTIONS

The Company previously had loans and notes outstanding from a shareholder in the aggregate amount of $780,631, which bore interest at 6% per annum and represented amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2020, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2021. On March 22, 2022, all amounts owed thereunder was contributed by the shareholder to the capital of the Company for no additional consideration.

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a former shareholder, the Company was obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement was terminated by mutual agreement between FHM and the Company effective June 30, 2021. Total fees accrued to note payable – related party for the three-month period ended March 31, 2022 were $0.

(4) CHANGE IN CONTROL

On March 22, 2022, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Fountainhead Capital Management Limited, a Jersey company (the “Seller”), Ironbound Partners Fund, LLC, a Delaware limited liability company, Moyo Partners, LLC, a New York limited liability company, Dakota Group, Ltd., a New York limited liability company, and Rise Capital Corp., a New York corporation (each a “Purchaser” and together, the “Purchasers”).

Pursuant to the Purchase Agreement, the Seller sold to Purchasers an aggregate of 5,120,000 shares of common stock of the Company held by the Seller (the “Shares”), representing approximately 98.5% of the outstanding capital stock of the Company, for an aggregate purchase price of $352,641. The Purchasers owned no other shares of capital stock of the Company prior to the consummation of the Purchase Agreement.

Additionally, pursuant to the Purchase Agreement:

●	The Seller contributed a promissory note issued by the Company in favor of Seller in the amount of $832,305 (the “Note”) plus accrued interest, which as of March 17, 2002 was $348,158, to the Company’s capital for no additional consideration;

●	Thomas W. Colligan, the sole director of the Company, authorized an increase in the number of directors on the Board from one to two and appointed Jonathan J. Ledecky as a director to fill the vacancy on the Board created by this increase;

●	Mr. Colligan resigned as Chief Executive Officer, Chief Financial Officer, President and Treasurer, effectively immediately, and resigned from the Company’s board, effective on the day following the tenth day after the mailing of the Information Statement (defined below); and

The Board appointed Mr. Ledecky as Chief Executive Officer and Chief Financial Officer of the Company and Arnold P. Kling as President, Treasurer and Secretary of the Company.

(5) SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company had no reportable subsequent events other than those disclosed elsewhere in these financials.

In May 2022, the Company issued promissory notes to four lenders, including two affiliated with the Company’s officers, in an aggregate amount of $50,000. The notes have a maturity date of June 30, 2023 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the notes is convertible, at the election of the lenders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the notes), or upon the consummation of a “Fundamental Transaction” (as defined in the notes) at the “Conversion Price” (as defined in the notes). The proceeds of the notes will be utilized by the Company to fund working capital needs.

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

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Three Months Ended March 31, 2022 Compared to March 31, 2021

The following table summarizes the results of our operations during the three months ended March 31, 2022 and March 31, 2021 and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	3/31/2022 (unaudited)	3/31/2021 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	14,091	12,686	1,405	11.08%
Net loss	(23,747)	(23,757)	(10)	0.00%
Loss per share of common stock	$(0.00)	$(0.00)	0.00	n/a

We recorded a net loss of $23,747 for the three months ended March 31, 2022 as compared with a net loss of $23,757 for the three months ended March 31, 2021. The principal reason for the increase in Operating Expenses was an increase in professional fees, partially offset by the elimination of the Fountainhead Capital Management Limited advisory fee effective as of June 30, 2021.

Liquidity and Capital Resources

We had $0 cash on hand at March 31, 2022 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,232,264. As of March 31, 2022, we had $2,000 in liabilities and a negative working capital of $2,000.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are principally for accounting expenses and other expenses related to making filings required under the Securities Exchange Act of 1934, which should not exceed $50,000 in the fiscal year ending December 31, 2022. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $2,000 negative working capital as of March 31, 2022; we had an accumulated deficit of $1,232,263 incurred through March 31, 2022 and recorded a loss of $23,747 for the first three months of 2022 and a loss of $90,021 from operations for the fiscal year ended December 31, 2021. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Securities Purchase Agreement made by and among Fountainhead Capital Management Limited, Ironbound Partners Fund, LLC, Moyo Partners, LLC, Dakota Group, Ltd., Rise Capital Corp. and Yacht Finders, Inc.**

10.2	Indemnification agreement.**
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed with this Report
**Incorporated by reference to the Issuer’s Current Report on Form 8-K filed on March 23, 2022.
+Furnished with this Report, which shall not be deemed “filed” for purposes of Sec 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

YALE TRANSACTION FINDERS, INC.

Date: May 16, 2022	By	/s/ Arnold P. Kling
Arnold P. Kling, President and Treasurer

