Form 10-Q
period 2022-06-30
Yale Transaction Finders, Inc.
filed 2022-08-15
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There are 5,199,000 shares of common stock outstanding as of August 15, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021

ASSETS

Cash	$27,616

TOTAL ASSETS	$27,616	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$3,645	$37,092
Note payable – related party	50,000	783,122
Accrued interest– related party	260	338,502
Total current liabilities and total liabilities	53,905	1,158,716

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively		—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	520	520
Additional paid-in capital	1,229,743	49,280
Accumulated deficit	(1,256,552)	(1,208,516)
Total stockholders (deficit)	(26,289)	(1,158,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,616	$-

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Condensed Statements of Operations (Unaudited)

	Three Months ended				Six Months ended
	June 30				June 30
	2022		2021		2022		2021

Revenues	$		$		$		$

Operating Expenses

General and administrative		24,029		5,226		38,120		7,912
Management fees-related party				10,000		-		20,000

Loss from operations		(24,029)		(15,226)		(38,120)		(27,912)

Other expenses
Interest expense-related party		260		11,501		9,916		22,572

Net loss before income taxes		(24,289)		(26,727)		(48,036)		(50,484)
Provision for income taxes

Net Loss		$(24,289)		$(26,727)		$(48,036)		$(50,484)

Basic loss per share		$(0.00)		$(0.01)		$(0.01)		$(0.01)

Weighted average number of common shares outstanding - basic		5,199,000		5,199,000		5,199,000		5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2022	5,199,000	$520	$49,280	$(1,208,516)	$(1,158,716)
Forgiveness of debt by related party	-	-	1,180,463	-	1,180,463
Net Loss	-	-	-	(23,747)	$(23,747)
Balance at March 31, 2022	5,199,000	$520	$1,229,743	$(1,232,263)	$(2,000)

Net Loss				(24,289)	(24,289)
Balance at June 30, 2022	5,199,000	$520	$1,229,743	$(1,256,552)	$(26,289)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2021	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)
Net Loss				$(23,757)	$(23,757)
Balance at March 31, 2021	5,199,000	$520	$49,280	$(1,142,252)	$(1,092,452)
Net Loss				(26,727)	(26,727)
Balance at June 30, 2021	5,199,000	$520	$49,280	$(1,057,112)	$(1,007,312)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(48,036)		$(50,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	9,916		22,572
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(33,447)		(3,250)
Net cash used in operating activities	(71,567)		(31,162)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	99,183		31,162

Net cash provided by financing activities	99,183		31,162
Net increase (decrease) in cash	27,616

Cash at beginning of period

Cash at end of period	$27,616	$

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2021.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2022, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $48,036 for the six-month period ended June 30, 2022 and had a negative working capital of $26,289 and an accumulated deficit of $1,256,552 as of June 30, 2022. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a former shareholder, the Company was obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement was terminated by mutual agreement between FHM and the Company effective June 30, 2021. Total fees accrued to note payable – related party for the three-month period ended June 30, 2022 were $0.

In May 2022, the Company issued promissory notes to four lenders, including two affiliated with the Company’s officers, in an aggregate amount of $50,000. The notes have a maturity date of June 30, 2023 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the notes is convertible, at the election of the lenders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the notes), or upon the consummation of a “Fundamental Transaction” (as defined in the notes) at the “Conversion Price” of the share price attributable to the Company’s Common Stock in a Qualified Financing , or if no Qualified Financing shall have been consummated, the per price share in the Fundamental Transaction as determined in good faith by the Board of Directors of the Company (as defined in the notes). The proceeds of the notes will be utilized by the Company to fund working capital needs.

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

Six Months Ended June 30, 2022 Compared to June 30, 2021

The following table summarizes the results of our operations during the six months ended June 30, 2022 and June 30, 2021 and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/2022 (unaudited)		6/30/2021 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues		—	—	—	—
Operating expenses		38,120	27,912	10,208	37.0%
Net loss		48,036	50,484	(2,448)	(4.85)%
Loss per share of common stock	$

We recorded a net loss of $48,036 for the six months ended June 30, 2022 as compared with a net loss of $50,484 for the six months ended June 30, 2021. The principal reason for the increase in Operating Expenses was an increase in professional fees, partially offset by the elimination of the Fountainhead Capital Management Limited advisory fee effective as of June 30, 2021.

Liquidity and Capital Resources

We had $27,616 cash on hand at June 30, 2022 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,256,552. As of June 30, 2022, we had $53,905 in liabilities and a negative working capital of $26,289.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $26,289 negative working capital as of June 30, 2022; we had an accumulated deficit of $1,256,552 incurred through June 30, 2022 and recorded a loss of $48,036 for the first six months of 2022 and a loss of $90,021 from operations for the fiscal year ended December 31, 2021. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

YALE TRANSACTION FINDERS, INC.

Date: August 15, 2022	By	/s/ Arnold P. Kling
Arnold P. Kling, President and Treasurer

