Form 10-Q
period 2022-09-30
Yale Transaction Finders, Inc.
filed 2022-11-18
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There are 5,199,000 shares of common stock outstanding as of November 18, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

Cash	$20,870

TOTAL ASSETS	$20,870	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$2,650	$37,092
Note payable – related party	50,000	783,122
Accrued interest– related party	890	338,502
Total current liabilities and total liabilities	53,540	1,158,716

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively		—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	520	520
Additional paid-in capital	1,229,743	49,280
Accumulated deficit	(1,262,933)	(1,208,516)
Total stockholders (deficit)	(32,670)	(1,158,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,870	$-

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Condensed Statements of Operations (Unaudited)

	Three Months ended				Nine Months ended
	September 30				September 30
	2022		2021		2022		2021

Revenues	$		$		$		$

Operating Expenses

General and administrative		5,751		4,221		43,871		32,133
Management fees-related party

Loss from operations		(5,751)		(4,221)		(43,871)		(32,133)

Other expenses
Interest expense-related party		630		11,662		10,546		34,234

Net loss before income taxes		(6,381)		(15,883)		(54,417)		(66,367)
Provision for income taxes

Net Loss		$(6,381)		$(15,883)		$(54,417)		$(66,367)

Basic loss per share		$(0.00)		$(0.00)		$(0.01)		$(0.01)

Weighted average number of common shares outstanding - basic		5,199,000		5,199,000		5,199,000		5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2022	5,199,000	$520	$49,280	$(1,208,516)	$(1,158,716)
Forgiveness of debt by related party	-	-	1,180,463	-	1,180,463
Net Loss	-	-	-	(23,747)	$(23,747)
Balance at March 31, 2022	5,199,000	$520	$1,229,743	$(1,232,263)	$(2,000)

Net Loss				(24,289)	(24,289)
Balance at June 30, 2022	5,199,000	$520	$1,229,743	$(1,256,552)	$(26,289)
Net Loss				(6,381)	(6,381)
Balance at September 30, 2022	5,199,000	$520	$1,229,743	$(1,262,933)	$(32,670)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2021	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)
Net Loss		-		$(23,757)	$(23,757)
Balance at March 31, 2021	5,199,000	$520	$49,280	$(1,142,252)	$(1,092,452)
Net Loss				(26,727)	(26,727)
Balance at June 30, 2021	5,199,000	$520	$49,280	$(1,057,112)	$(1,007,312)
Net Loss				(15,883)	(15,883)
Balance at September 30, 2021	5,199,000	$520	$49,280	$(1,184,862)	$(1,135,062)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(54,417)	$(66,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	10,546	34,234
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(34,442)	$(250)
Net cash used in operating activities	(78,313)	(32,383)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	99,183	32,383
Net cash provided by financing activities	99,183	32,383

Net increase (decrease) in cash	20,870	-

Cash at beginning of period	-	-

Cash at end of period	$20,870	$-

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2021.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three months ended September 30, 2022, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $54,417 for the nine-month period ended September 30, 2022 and had a negative working capital of $32,670 and an accumulated deficit of $1,262,933 as of September 30, 2022, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

(3) RELATED PARTY TRANSACTIONS

The Company previously had loans and notes outstanding from a shareholder in the aggregate amount of $780,631, which bore interest at 6% per annum and represented amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2020, the payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2021. On March 22, 2022, all amounts owed thereunder were contributed by the shareholder to the capital of the Company for no additional consideration.

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a former shareholder, the Company was obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement was terminated by mutual agreement between FHM and the Company effective June 30, 2021. Total fees accrued to note payable – related party for the three-month period ended September 30, 2022 were $0.

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

Additionally, pursuant to the Purchase Agreement:

●	The Seller contributed a promissory note issued by the Company in favor of Seller in the amount of $832,305 (the “Note”) plus accrued interest, which as of March 17, 2022 was $348,158, to the Company’s capital for no additional consideration;

●	Thomas W. Colligan, the sole director of the Company, authorized an increase in the number of directors on the Board from one to two and appointed Jonathan J. Ledecky as a director to fill the vacancy on the Board created by this increase;

●	Mr. Colligan resigned as Chief Executive Officer, Chief Financial Officer, President and Treasurer, effectively immediately, and resigned from the Company’s board, effective on the day following the tenth day after the mailing of the Information Statement (defined below); and

●	The Board appointed Mr. Ledecky as Chief Executive Officer and Chief Financial Officer of the Company and Arnold P. Kling as President, Treasurer and Secretary of the Company.

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

Nine Months Ended September 30, 2022 Compared to September 30, 2021

The following table summarizes the results of our operations during the nine months ended September 30, 2022 and September 30, 2021 and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/2022 (unaudited)	9/30/2021 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	43,871	32,133	11,738	36.5%
Net loss	54,417	66,367	(11,950)	18.0%
Loss per share of common stock	$(0.01)	$(0.01)	—	—

We recorded a net loss of $54,417 for the nine months ended September 30, 2022 as compared with a net loss of $66,367 for the nine months ended September 30, 2021. The principal reason for the increase in Operating Expenses was an increase in professional fees, partially offset by the elimination of the Fountainhead Capital Management Limited advisory fee effective as of September 30, 2021.

Liquidity and Capital Resources

We had $20,870 cash on hand at September 30, 2022 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,262,933. As of September 30, 2022, we had $53,540 in liabilities and a negative working capital of $32,670.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $32,670 negative working capital as of September 30, 2022, we had an accumulated deficit of $1,262,933 incurred through September 30, 2022 and recorded a loss of $54,417 for the first nine months of 2022 and a loss of $90,021 from operations for the fiscal year ended December 31, 2021. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YALE TRANSACTION FINDERS, INC.

Date: November 18, 2022	By	/s/ Arnold P. Kling
Arnold P. Kling, President and Treasurer

