Form 10-K
period 2022-12-31
Yale Transaction Finders, Inc.
filed 2023-03-14
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-52528

YALE TRANSACTION FINDERS, INC.

(Exact name of small Business Issuer as specified in its charter)

Delaware	76-0736467
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Graubard Miller 405 Lexington Avenue, 44th Floor
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (212) 818-8800

n/a

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022). No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (March 13, 2023): 5,199,000

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Yale Transaction Finders, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

Yale Transaction Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003, the Company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder’s Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan then consisted of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. On March 22, 2022, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Fountainhead Capital Management Limited, a Jersey company (the “Seller”), Ironbound Partners Fund, LLC, a Delaware limited liability company, Moyo Partners, LLC, a New York limited liability company, Dakota Group, Ltd., a New York limited liability company, and Rise Capital Corp., a New York corporation (each a “Purchaser” and together, the “Purchasers”). Pursuant to the Purchase Agreement, the Seller sold to Purchasers an aggregate of 5,120,000 shares of common stock of the Company held by the Seller (the “Shares”), representing approximately 98.5% of the outstanding capital stock of the Company, for an aggregate purchase price of $352,641. The Purchasers owned no other shares of capital stock of the Company prior to the consummation of the Purchase Agreement. On April 7, 2022, the Company filed an amendment to the Certificate of Incorporation to change the name to Yale Transaction Finders, Inc.

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

The Company’s search is directed toward enterprises that have a desire to become public corporations and that are able to satisfy or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on one of the OTC or NASDAQ Markets or a national stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

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

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no current plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not currently foresee that it would enter into a merger or acquisition transaction with any business with which its officers, directors or principal shareholders are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into such a transaction if:

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

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as OTC Markets or NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission;

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

In regard to the possibility that the shares of the Company would qualify for listing on one of the OTC or NASDAQ Markets or another national securities exchange, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company may not satisfy any of the listing criteria.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

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

Employees

As of December 31, 2022, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, the Company did not own or lease any properties. The Company utilizes office space, to the extent necessary, that is provided by its legal counsel free of charge.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2022, the Company was not a party to any pending or threatened legal proceedings.

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

Holders

As of December 31, 2022, there were 68 holders of record of our common  stock.

Dividends

We have not paid any dividends to date and do not intend to pay any dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased any of its equity securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003 the company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder’s Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. On March 22, 2022, the Company entered into and consummated a Purchase Agreement with the Seller and the Purchasers. Pursuant to the Purchase Agreement, the Seller sold to Purchasers an aggregate of 5,120,000 Shares, representing approximately 98.5% of the outstanding capital stock of the Company, for an aggregate purchase price of $352,641. The Purchasers owned no other shares of capital stock of the Company prior to the consummation of the Purchase Agreement. On April 7, 2022, the Company filed an amendment to the Certificate of Incorporation to change the name to Yale Transaction Finders, Inc.

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

Results of Operations

Year Ended December 31, 2022 Compared to December 31, 2021

The following table summarizes the results of our operations during the fiscal years ended December 31, 2021 and  2020 respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/22	12/31/21	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	56,865	44,125	12,740	28.8%
Interest expense	11,177	45,896	(34,719)	(75.6)%
Net loss	(68,042)	(90,021)	(21,979)	(24.4)%
Loss per share of common stock	(0.01)	(0.02)	(0.01)	(50.0)%

We recorded a net loss of $68,042 for the fiscal year ended December 31, 2022 as compared with a net loss of $90,021 for the fiscal year ended December 31, 2021 due primarily to the termination of a management services agreement with Fountainhead Capital Management Limited.

Liquidity and Capital Resources

As of December 31, 2022, we had no assets, a working capital deficit of $46,295 and an accumulated deficit of $1,276,558. Our operating activities used $58,871 in cash for the fiscal year period ended December 31, 2022, while our operations used $34,875 cash in the fiscal year ended December 31, 20201. We earned no revenue during the fiscal year ended December 31, 2022 or 2021.

Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2022, the Company had loans and notes outstanding from the Purchasers in the aggregate amount of $50,000. The principal and accrued interest on the notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the notes), or upon the consummation of a “Fundamental Transaction” (as defined in the notes) at the “Conversion Price” (as defined in the notes).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $68,042 for the year ended December 31, 2022 and had a working capital deficit of $46,295 as of December 31, 2022. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Yale Transaction Finders, Inc.

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue

New York, NY 10174

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yale Transaction Finders, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses since inception, has a shareholder deficit, and the Company and has not established revenue sources to cover its operating costs – these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

Other Matters

The accompanying consolidated balance sheet of Yale Transaction Finders, Inc. as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2021, and the related notes were audited by another Independent Registered Public Accounting Firm, Boyle CPA, PLLC.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2023.

Houston, Texas

March 13, 2023
PCAOB ID: 6771

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Yale Transaction Finders, Inc. (formerly Yacht Finders, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yale Transaction Finders, Inc. (formerly Yacht Finders, Inc.) (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We served as the Company’s auditor from 2021 to 2023
Red Bank, NJ February 10, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS

Cash	$12,876	-

TOTAL ASSETS	$12,876	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$7,650	$37,092
Note payable – related party	50,000	783,122
Accrued interest– related party	1,521	338,502
Total current liabilities and total liabilities	59,171	1,158,716

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively		—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	520	520
Additional paid-in capital	1,229,743	49,280
Accumulated deficit	(1,276,558)	(1,208,516)
Total stockholders (deficit)	(46,295)	(1,158,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,876	$-

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Statements of Operations

	For the year ended
	December 31
	2022	2021

Revenues	$-	$-

Operating Expenses

General and administrative	56,865	24,125
Management fees-related party	0.00	20,000

Loss from operations	(56,865)	(44,125)

Other expenses
Interest expense-related party	11,177	45,896

Net loss before income taxes	(68,042)	(90,021)
Provision for income taxes

Net Loss	$(68,042)	$(90,021)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2020	5,199,000	$520	$49,280	$(1,118,495)	$(1,068,695)
Net loss	-	-	-	(90,021)	(90,021)

Balance at December 31, 2021	5,199,000	$520	$49,280	$(1,208,516)	$(1,158,716)
Forgiveness of debt by related party	-	-	1,180,463	-	1,180,463
Net Loss	-	-	-	(68,042)	(68,042)
Balance at December 31, 2022	5,199,000	$520	$1,229,743	$(1,276,558)	$(46,295)

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Statements of Cash Flows

	Year ended December 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(68,042)	$(90,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	1,521	45,896
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,650	$9,250
Net cash used in operating activities	(58,871)	(34,875)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	71,747	34,875
Net cash provided by financing activities	71,747	34,875

Net increase (decrease) in cash	12,876	-

Cash at beginning of period	-	-

Cash at end of period	$12,876	$-

See accompanying notes to financial statements

YALE TRANSACTION FINDERS INC.

Notes to Financial Statements

(1) ORGANIZATION AND BASIS OF PRESENTATION

Yale Transaction Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000 the company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003, the Company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder’s Inc. business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan then consisted of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. On March 22, 2022, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Fountainhead Capital Management Limited, a Jersey company (the “Seller”), Ironbound Partners Fund, LLC, a Delaware limited liability company, Moyo Partners, LLC, a New York limited liability company, Dakota Group, Ltd., a New York limited liability company, and Rise Capital Corp., a New York corporation (each a “Purchaser” and together, the “Purchasers”). Pursuant to the Purchase Agreement, the Seller sold to Purchasers an aggregate of 5,120,000 shares of common stock of the Company held by the Seller (the “Shares”), representing approximately 98.5% of the outstanding capital stock of the Company, for an aggregate purchase price of $352,641. The Purchasers owned no other shares of capital stock of the Company prior to the consummation of the Purchase Agreement. On April 7, 2022, the Company filed an amendment to the Certificate of Incorporation to change the name to Yale Transaction Finders, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company has not recognized any revenues from its operations.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents . The cash balance at December 31, 2022 was $12,876.

Loss per Common Share

The company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common sock  were exercised or converted into common stock. At December 31, 2022nd December 31, 2021, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) ASC-740 “Accounting for Income taxes”. ASC-740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In addition, ASC-740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The Company has identified its federal income tax return and its state franchise tax return in Delaware as “major” tax jurisdictions, as defined. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 -quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no financial instruments measured at fair value.

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $68,042 , for the year ended December 31, 2022 and had a working capital deficit of $46,295 as of December 31, 2022.  The working capital deficit for the year ended December 31, 2021 was $1,158,716. asThese conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States and elsewhere declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While the Company presently has no ongoing operations or employees, this situation could limit the market for a merger partner for a strategic business combination. Any of these uncertainties could have a material adverse effect on business, financial condition or results of operation. In addition, a catastrophic event that results in the destruction or disruption of the Company’s data centers or its critical business or information technology systems would severely affect the ability to conduct normal business operations and, as a result, the operating results would be adversely affected.

(4) STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the financial statements contains the following classes of capital stock as of December 31, 2022 and 2021:

●	Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding.
●	Common stock, $0.0001 par value, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding.

(5) RELATED PARTY TRANSACTIONS

The Company previously had loans and notes outstanding from a shareholder in the aggregate amount of $783,122, which bore interest at 6% per annum and represented amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2020, the payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2021. On March 22, 2022, all amounts owed thereunder were contributed by the shareholder to the capital of the Company for no additional consideration.

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

The following table reflects details related party debt on a year-by-year basis:

	As of	As of
	12/31/22	12/31/21
Principal balance	$50,000	$783,122
Accrued Interest	$1,521	$338,502

In October 2007, the Company entered into a Services Agreement with Fountainhead Capital Management (“FHM”), a shareholder who owns 98.48% of the issued and outstanding shares of common stock of the Company. The services which FHM provides under this Agreement, includes the following:

(a)	FHM will familiarize itself to the extent it seems appropriate with the business, operations, financial condition and prospects of the Company;

(b)	At the request of the Company’s management, FHM will provide strategic advisory services relative to the achievement of the Company’s business plan;

(c)	FHM will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d)	FHM will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals;

(e)	FHM will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f)	FHM will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

(g)	At the request of the Company’s management, FHM will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h)	At the request of the Company’s management, FHM will assist the Company in satisfying various corporate compliance matters.

FHM is not a licensed broker-dealer. Under no circumstances will FHM engage in any activities which would require licensure as a broker-dealer or otherwise.

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

The following table detail related party management fees on a year-by-year basis:

	Year Ended	Year Ended
	12/31/22	12/31/21

Management fees	$0.00	$20,000

(6) INCOME TAXES

A reconciliation of income taxes computed at a statutory rate of 21% to the income tax amount recorded is as follows:

	Year Ended
	December 31
	2022	2021
Income tax expense (credit) at statutory rate	$(14,289)	$(18,904)
Income tax adjustment
Interest Expense	2,347	9,638
Management Fee		4,200

Change of valuation allowance	11,942	5,066
Income tax expense (credit)	$-	$-

The components of the Company’s deferred tax asset as of December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31
	2022	2021
Deferred tax asset – Operating loss carryforward	$69,752	$62,877
Operating losses utilized
Valuation allowance	(69,752)	(62,877)
Deferred tax asset	$-	$-

As of December 31, 2022, the Company had certain federal net operating loss carryovers (“NOLs”), however, under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

(7) CHANGE IN CONTROL

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

(8) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued  as of March 15, 2023. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this annual report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Positions

Jonathan Ledecky	65	CEO, CFO and Director
Arnold P. Kling	64	President, Treasurer and Secretary

Jonathan J. Ledecky has been a Director, Chief Executive Officer and Chief Financial Officer of the Company since March 22, 2022. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has also served as chairman of Ironbound Partners Fund, LLC, a private investment management fund, since March 1999. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated from October 2015 until it consummated its merger with Cyxtera Cybersecurity, Inc. (d/b/a AppGate), a cybersecurity company, in October 2021. He has continued to serve as a director of the company (now Appgate Inc.) since such date. He served as the President and Chief Operating Officer and as a director of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc., an omnichannel brand serving dogs across the four key categories of play, food, health and home, in June 2021 (NYSE: BARK). He continued to serve as a director of the company (now Bark, Inc.) from such date until November 2022. Since November 2020, he has served as the President, Chief Operating Officer and a director of each of Northern Star Investment Corp. II (NYSE: NSTB), Northern Star Investment Corp. III (NYSE: NSTC) and Northern Star Investment Corp. IV (NSTD). Since October 2020, he has also served as Chairman of the Board of Pivotal Investment Corporation III (NYSE: PICC). Each of the foregoing companies is a blank check company that is currently searching for an initial business combination. From July 2019 to December 2020, he was also the Chief Executive Officer and Chairman of the Board of Directors of Pivotal Investment Corporation II (NYSE: PIC), a blank check company that consummated an initial business combination with XL Fleet, a provider of fleet electrification solutions for commercial vehicles in North America. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. (NYSE: PVT), a blank check company that consummated an initial business combination with KLDiscovery Inc., a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals, in December 2019. Mr. Ledecky continued to serve as a member of the board of KLDiscovery from its merger until June 2021. Mr. Ledecky previously founded U.S. Office Products in October 1994 and served as its Chief Executive Officer until November 1997 and as its Chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. He has served as a trustee of George Washington University and the U.S. Olympic and Paralympic Foundation, director of the U.S. Chamber of Commerce, and as a commissioner on the National Commission on Entrepreneurship. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and an M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky’s qualifications to serve on the Board include his extensive executive leadership and business and entrepreneurial experience, including experience with public shell companies looking to make acquisitions.

Arnold P. Kling has been President, Treasurer and Secretary of the Company since March 22, 2022. Since 2003, Mr. Kling has been managing partner for several private equity investment funds focused on early-stage companies whose technologies have the potential to disrupt their targeted markets. Mr. Kling has also been a founding shareholder and a member of the board of directors of Materialytics Technology Corp., a privately held Texas based material provenance/traceability technology, since 2009, as well as a member of the board of directors of H.C. Wainwright & Co, LLC, a leading New York life science investment bank, since 2021. From 2011 to July 2022, Mr. Kling served as Vice-Chairman of UAV Turbines, Inc., a privately held Florida-based micro-turbine engine manufacturer. From 2010 to 2019, Mr. Kling was the President and a member of the board of directors of Protalex, Inc. (OTCBB: PRTX), a biotechnology company. From 1999 to 2003 he was Managing Director of Adelphia Holdings, LLC, an investment firm founded in conjunction with a European family office, and from 1995 to 1999, he was Managing Director and general counsel of GH Venture Partners, LLC, a private merchant bank. Prior to that, from 1993 to 1995, he was a senior executive and general counsel of Buckeye Communications, Inc. a Nasdaq listed licensing and multimedia company, and from 1990 through 1993 he was as an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business and a Juris Doctor degree from the Benjamin Cardozo School of Law.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Ledecky, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently, Messrs. Ledecky and Kling are our only officers and Mr. Ledecky is our sole director; therefore, they are the only persons subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Leedecky is our only director, he will be responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of any breach of the Code of Ethics by him if any occurred.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our current officers and directors do not receive any compensation for the services they render to the Company, have not received compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our officers. Messrs. Ledecky and Kling may receive a salary or other compensation for services that they provide to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2022 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)

Jonathan J. Ledecky(2) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,404,800	65.49%

Arnold P. Kling(3) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.71%

Officers and directors as a group (two persons)	4,377,600	84.20%

Ironbound Partners Fund LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,404,800	65.49%

Moyo Partners, LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.71%

Dakota Group, Ltd. c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	486,400	9.36%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2022. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2022, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2022.

(2)	Includes shares held by Ironbound Partners Fund, LLC, of which Mr. Ledecky is chairman. Mr. Ledecky disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	Includes shares held by Moyo Partners, LLC, of which Mr. Kling is managing member. Mr. Kling disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2021, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (“FHM”) (a related party) in the aggregate amount of $783,122, plus accrued interest of $338,502, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2021, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2022. On March 22, 2022, the Note was contributed to the capital of the Company and retired.

Effective as of October 1, 2007, the Company entered into a Services Agreement with Seller (the “Services Agreement”). The initial term of the Services Agreement was one year and was extended on a year-to-year basis. Under the Services Agreement, the Company was obligated to pay Seller a quarterly fee in the amount of $10,000 on the first day of each calendar quarter commencing October 1, 2007. A copy of the Services Agreement was attached to the Company’s Form 10-KSB for the period ended December 31, 2007 filed with the SEC on March 26, 2008 as Exhibit 10.1 thereto. The Services Agreement was terminated by mutual agreement as of June 30, 2021. All amounts owed under the Services Agreement were added to the principal amount of the note referred to above.

On May 16, 2022, the Company issued convertible promissory notes (the “May 2022 Notes”) in the principal amount of $50,000 to (i) Ironbound Partners Fund, LLC, an affiliate of the Company’s Chief Executive Officer, (ii) Moyo Partners, LLC, an affiliate of the Company’s President and Treasurer, (iii) Dakota Group, LLC and (iv) Rise Capital Corp. The May 2022 Notes have a maturity date of June 30, 2023 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2022 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the May 2022 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2022 Notes) at the “Conversion Price” (as defined in the May 2022 Notes). The proceeds of the May 2022 Notes have been and will be utilized by the Company to fund working capital needs.

Director Independence

As of December 31, 2022, Jonathan Ledecky was the sole director of the Company. Mr. Ledecky is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our former auditors, Boyle CPA, LLC for the fiscal years ended December 31, 2022 and 2021 was $7,000 and $9,000, respectively.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2022 and 2021 were $2,250 and $2,250.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent accountant. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2022, 100% of audit-related services, tax services and other services performed by our independent accountants were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Victor Mokuolu, CPA, PLLC, Independent Registered Public Accounting Firm (PCAOB ID: 6771)

●	Report of Boyle CPA, LLC, Independent Registered Public Accounting Firm (PCAOB ID: 6285)

●	Balance Sheets as of December 31, 2022 and 2021

●	Statements of Operations for the years ended December 31, 2022 and 2021

●	Statements of Changes in Stockholders’ Deficit for the period from January 1, 2021 to December 31, 2022

●	Statements of Cash Flows for the years ended December 31, 2022 and 2021

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

4.1	Form of promissory note (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2022).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yale Transaction Finders, Inc.
(Registrant)

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer

Date	March 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer (Principal Executive Officer), CFO and Director

By	/s/ Arnold P. Kling
Arnold P. Kling
President and Treasurer (Principal Financial and Accounting Officer)

Date	March 13, 2023

