Form 10-K
period 2023-12-31
Yale Transaction Finders, Inc.
filed 2024-04-01
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023

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

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correctio of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023). No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (April 1, 2024): 5,199,000

Documents incorporated by reference: None.

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

PART I

ITEM 1. BUSINESS.

Background

Yale Transaction Finders, Inc. (the “Company”) was incorporated in Delaware on August 15, 2000 as Sneeoosh Corporation. On October 20, 2000, the Company filed an amended Certificate of Incorporation to change the name to Snohomish Corporation. On April 15, 2003, the Company filed a subsequent amendment to change the name to Yacht Finders, Inc. Yacht Finder Inc.’s business plan was to create an online database for public buyers and yacht brokers to interface immediately with each other while capturing the benefits of targeting a larger market. On November 6, 2007, the Company discontinued its prior business and changed its business plan. The Company’s business plan then consisted of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. On March 22, 2022, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Fountainhead Capital Management Limited, a Jersey company (the “Seller”), Ironbound Partners Fund, LLC, a Delaware limited liability company, Moyo Partners, LLC, a New York limited liability company, Dakota Group, Ltd., a New York limited liability company, and Rise Capital Corp., a New York corporation (each a “Purchaser” and together, the “Purchasers”). Pursuant to the Purchase Agreement, the Seller sold to the Purchasers an aggregate of 5,120,000 shares of common stock of the Company held by the Seller (the “Shares”), representing approximately 98.5% of the outstanding capital stock of the Company, for an aggregate purchase price of $352,641. The Purchasers owned no other shares of capital stock of the Company prior to the consummation of the Purchase Agreement. On April 7, 2022, the Company filed an amendment to the Certificate of Incorporation to change the Company’s name to Yale Transaction Finders, Inc.

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more businesses or entities (“target businesses”), and to pursue other related activities intended to enhance shareholder value. The acquisition of a target business may be made by purchase, merger, exchange of stock, or otherwise. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company’s principal shareholders are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence and to determine if any target businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company’s search is directed toward target businesses that have a desire to become public corporations and that are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on one of the OTC or NASDAQ Markets or a national stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the target businesses presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on target businesses that it believes to be undervalued. Given the above factors, investors should expect that any target business may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of target businesses is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

Any target business which has an interest in being acquired by, or merging into, the Company is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended (the “Securities Act”). The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company does not currently foresee that it would enter into a merger or acquisition transaction with any target business with which its officers, directors or principal shareholders are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Company’s Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders’ analysis of the quality of the target business’ management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the target business will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific target business may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a target business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a target business that is newly organized or which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

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

It is emphasized that the Company may affect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and Board of Directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily or because state law so requires.

The Company anticipates that it will consider, among other things, the following factors in selecting a target business:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3. Whether, following the business combination, the financial condition of the target business would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the combined company to qualify for listing on an exchange or on a national automated securities quotation system, such as OTC Markets or NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission;

4. Capital requirements and anticipated availability of required funds;

5. The extent to which the operations of the target business can be advanced;

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

In regard to the possibility that the shares of the combined company would qualify for listing on one of the OTC or NASDAQ Markets or another national securities exchange, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the target businesses that might be potential candidates for a combination with the Company may not satisfy any of the listing criteria.

Not one of the factors described above will be controlling in the selection of a target business, and the Company will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available target businesses may operate in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such target business difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the target business to be acquired.

The Company is unable to predict when it may acquire a target business. Prior to making a decision to acquire a target business, the Company will generally request that it be provided with written materials regarding the business containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s management may meet personally with management and key personnel of the target business, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of the target’s management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of target businesses that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations could affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The Company believes that various types of potential target businesses might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.

Form of Acquisition

It is impossible to predict the manner in which the Company may acquire a target business. Specific business opportunities will be reviewed by the Company and depending on the merits of the target business and the proposed transaction, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances, the criteria for determining whether or not an acquisition is a “tax free” reorganization under the Internal Revenue Code of 1986, as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

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

The Company will participate in a business combination transaction only after the negotiation and execution of a definitive agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure and other documents will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business transaction, the costs theretofore incurred in the related investigation might not be recoverable.

Investment Company Act and Other Regulation

The Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a business combination as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its common stock are expected to be “restricted securities” within the meaning of the Securities Act. If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Securities Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Securities Act to affect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate a target business, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

As of December 31, 2023, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a shell company with no business operations. As a result, we do not consider that we face significant cybersecurity risk. Nevertheless, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations. These include, but are not limited to, internal reporting and monitoring and detection tools. We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with. We may in the future determine to engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our processes.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

The Board as a whole oversees our cybersecurity risk and receives reports from our management team on various potential cybersecurity matters, including areas of emerging risks, incidents and industry trends, and other areas of importance.

ITEM 2. PROPERTIES.

As of December 31, 2023, the Company did not own or lease any properties. The Company utilizes office space, to the extent necessary, that is provided by its legal counsel free of charge.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2023, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to reporting requirements of the Securities Exchange Act of 1934, as amended, in October 2006. The symbol “YTFD” is assigned for our securities. There has never been any market for or trading in our stock. There can be no assurance that a liquid market for our securities will ever develop.

Holders

As of December 31, 2023, there were 68 holders of record of our common stock.

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

The Company’s business plan now consists of exploring potential target businesses for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

Results of Operations

Year Ended December 31, 2023 Compared to December 31, 2022

The following table summarizes the results of our operations during the fiscal years ended December 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/23		12/31/22	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$
Operating expenses		35,275	56,865	(21,590)	(38.0)%
Interest expense		3,035	11,177	(8,142)	(72.8)%
Net loss		(38,310)	(68,042)	(29,732)	(43.7)%
Loss per share of common stock		(0.01)	(0.01)	-

We recorded a net loss of $38,310 for the fiscal year ended December 31, 2023 as compared with a net loss of $68,042 for the fiscal year ended December 31, 2022 due primarily to costs associated with the forgiveness of debt by a related party.

Liquidity and Capital Resources

As of December 31, 2023, we had $2,601 in cash, a working capital deficit of $84,605 and an accumulated deficit of $1,314,868. Our operating activities used $33,275 in cash for the fiscal year period ended December 31, 2023, while our operations used $58,871 cash in the fiscal year ended December 31, 2022. We earned no revenue during the fiscal year ended December 31, 2023 or 2022.

Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2023, the Company had loans and notes outstanding from the Purchasers in the aggregate amount of $73,000. The principal and accrued interest on the notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the notes), or upon the consummation of a “Fundamental Transaction” (as defined in the notes) at the “Conversion Price” (as defined in the notes).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $38,310 for the year ended December 31, 2023 and had a working capital deficit of $84,605 as of December 31, 2023. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the: Shareholder and the Board of Directors

Yale Transaction Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yale Transaction Finders, Inc. (the “Company”) as of December 31, 2023, and December 31, 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2023, and December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the years ended December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company, has a working capital deficit of $84,605, accumulated deficit of $1,314,868 as of December 31, 2023, working capital deficit of $46,295, accumulated deficit of $1,276,558 as of December 31, 2022, and the Company has not established revenue sources to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2023.

Houston, Texas

April 1, 2024 PCAOB ID: 6771

FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS

Cash	$2,601	12,876

TOTAL ASSETS	$2,601	$12,876

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$9,650	$7,650
Note payable – related party	73,000	50,000
Accrued interest– related party	4,556	1,521
Total current liabilities and total liabilities	87,206	59,171

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,314,868)	(1,276,558)
Total stockholders (deficit)	(84,605)	(46,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,601	$12,876

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Statements of Operations

	For the year ended December 31,
		2023		2022

Revenues	$		$

Operating Expenses

General and administrative		35,275		56,865

Loss from operations		(35,275)		(56,865)

Other expenses
Interest expense-related party		3,035		11,177

Net loss before income taxes		(38,310)		(68,042)
Provision for income taxes

Net Loss		$(38,310)		$(68,042)

Basic loss per share		$(0.01)		$(0.01)

Weighted average number of common shares outstanding - basic		5,199,000		5,199,000

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2021	5,199,000	$520	$49,280	$(1,208,516)	$(1,158,716)
Forgiveness of debt by related party			1,180,463		1,180,463
Net Loss				(68,042)	(68,042)
Balance at December 31, 2022	5,199,000	$520	$1,229,743	$(1,276,558)	$(46,295)
Net Loss				(38,310)	(38,310)
Balance at December 31, 2023	5,199,000	$520	$1,229,743	$(1,314,868)	$(84,605)

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Statements of Cash Flows

	Year ended December 31,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(38,310)	$(68,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	3,035	1,521
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,000	$7,650
Net cash used in operating activities	(33,275)	(58,871)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	23,000	71,747
	23,000	71,747
Net cash provided by financing activities
Net increase (decrease) in cash	(10,275)	12,876

Cash at beginning of period	12,876	-

Cash at end of period	$2,601	$ 12,876

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The cash balance at December 31, 2023 is $2,601. The cash balance is held on behalf of the Company by counsel to the Company at a financial institution registered with the Federal Deposit Insurance Corporation.

Loss per Common Share

The company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2023 and December 31, 2022, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $38,310 for the year ended December 31, 2023 and has a working capital deficit of $84,605 and accumulated deficit of $1,314,868 as of December 31, 2023 and a working capital deficit of $46,295 and accumulated deficit of $1,276,558 as of December 31, 2022. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

(4) STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the financial statements contains the following classes of capital stock as of December 31, 2023 and 2022:

●	Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding.
●	Common stock, $0.0001 par value, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding.

(5) RELATED PARTY TRANSACTIONS

At December 31, 2023, the Company had loans and notes outstanding from Ironbound, Moyo Partners, LLC and Dakota Group, Ltd. in the aggregate amount of $73,000 plus accrued interest of $4,556. At December 31, 2022, the Company had loans and notes outstanding from the Purchasers in the aggregate amount of $50,000 plus accrued interest of $1,521. The foregoing amounts represent amounts loaned to the Company to pay the Company’s expenses of operations.

The following table reflects details related party debt on a year-by-year basis:

	As of	As of
	12/31/23	12/31/22
Principal balance	$73,000	$50,000
Accrued Interest	$4,556	$1,521

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

(6) INCOME TAXES

A reconciliation of income taxes computed at a statutory rate of 21% to the income tax amount recorded is as follows:

	Year Ended
	December 31
	2023	2022
Income tax expense (credit) at statutory rate	$(8,045)	$(14,289)
Income tax adjustment
Interest Expense	637	2,347

Change of valuation allowance	7,408	11,942
Income tax expense (credit)	$-	$-

The components of the Company’s deferred tax asset as of December 31, 2023 and 2022 are as follows:

	Year Ended
	December 31
	2023	2022
Deferred tax asset – Operating loss carryforward	$77,160	$69,752
Operating losses utilized
Valuation allowance	(77160)	(69,752)
Deferred tax asset	$-	$-

As of December 31, 2023, the Company had certain federal net operating loss carryovers (“NOLs”), however, under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

(7) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued as of April 1, 2024. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the vision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this annual report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

During the fiscal quarter ended December 31, 2023, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Positions

Jonathan Ledecky	66	CEO, CFO and Director
Arnold P. Kling	65	President, Treasurer and Secretary

Jonathan J. Ledecky has been a Director, Chief Executive Officer and Chief Financial Officer of the Company since March 22, 2022. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has also served as chairman of Ironbound Partners Fund, LLC, a private investment management fund, since March 1999. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated from October 2015 until it consummated its merger with Cyxtera Cybersecurity, Inc. (d/b/a AppGate), a cybersecurity company, in October 2021. He has continued to serve as a director of the company (now Appgate Inc.) since such date. He served as the President and Chief Operating Officer and as a director of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc., an omnichannel brand serving dogs across the four key categories of play, food, health and home, in June 2021 (NYSE: BARK). He continued to serve as a director of the company (now Bark, Inc.) from such date until November 2022. Since November 2020, he has served as the President, Chief Operating Officer and a director of each of Northern Star Investment Corp. II, Northern Star Investment Corp. III and Northern Star Investment Corp. IV. Each of the foregoing companies is a blank check company that is currently searching for an initial business combination. From October 2020 until December 2023, he also served as Chairman of the Board of Pivotal Investment Corporation III, a blank check company that was unable to consummate an initial business combination and dissolved. From July 2019 to December 2020, he was also the Chief Executive Officer and Chairman of the Board of Directors of Pivotal Investment Corporation II (NYSE: PIC), a blank check company that consummated an initial business combination with XL Fleet, a provider of fleet electrification solutions for commercial vehicles in North America. He continues to serve as a director of such company, which is now named Spruce Power Holding Corporation. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. (NYSE: PVT), a blank check company that consummated an initial business combination with KLDiscovery Inc., a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals, in December 2019. Mr. Ledecky continued to serve as a member of the board of KLDiscovery from its merger until June 2021. Mr. Ledecky previously founded U.S. Office Products in October 1994 and served as its Chief Executive Officer until November 1997 and as its Chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. He has served as a trustee of George Washington University and the U.S. Olympic and Paralympic Foundation, director of the U.S. Chamber of Commerce, and as a commissioner on the National Commission on Entrepreneurship. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and an M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky’s qualifications to serve on the Board include his extensive executive leadership and business and entrepreneurial experience, including experience with public shell companies looking to make acquisitions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2023 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)

Jonathan J. Ledecky(2) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,660,800	70.4%

Arnold P. Kling(3) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.7%

Officers and directors as a group (two persons)	4,377,600	84.2%

Ironbound Partners Fund LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,660,800	70.4%

Moyo Partners, LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.7%

Dakota Group, Ltd. c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	486,400	9.4%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2023. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2023, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2023.

(2)	Includes shares held by Ironbound Partners Fund, LLC, of which Mr. Ledecky is chairman. Mr. Ledecky disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	Includes shares held by Moyo Partners, LLC, of which Mr. Kling is managing member. Mr. Kling disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 16, 2022, the Company issued convertible promissory notes (the “May 2022 Notes”) in the principal amount of $50,000 to (i) Ironbound Partners Fund, LLC, an affiliate of the Company’s Chief Executive Officer, (ii) Moyo Partners, LLC, an affiliate of the Company’s President and Treasurer, (iii) Dakota Group, LLC and (iv) Rise Capital Corp. The May 2022 Notes originally had a maturity date of June 30, 2023. Effective June 30, 2023, the maturity date of the May 2022 Notes was extended to June 30, 2024. The May 2022 Notes bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2022 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the May 2022 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2022 Notes) at the “Conversion Price” (as defined in the May 2022 Notes). The proceeds of the May 2022 Notes have been and will be utilized by the Company to fund working capital needs.

On May 16, 2023, the Company issued convertible promissory notes (the “May 2023 Notes”) in the principal amount of $15,000 to (i) Ironbound Partners Fund, LLC, (ii) Moyo Partners, LLC, (iii) Dakota Group, LLC and (iv) Rise Capital Corp. The May 2023 Notes have a maturity date of June 30, 2024 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2023 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the May 2023 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2023 Notes) at the “Conversion Price” (as defined in the May 2023 Notes). The proceeds of the May 2023 Notes have been and will be utilized by the Company to fund working capital needs.

Director Independence

As of December 31, 2023, Jonathan Ledecky was the sole director of the Company. Mr. Ledecky is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditor, Victor Mokuolu, CPA PLLC for the fiscal years ended December 31, 2023 and 2022 was $7,000 and $7,000, respectively.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2023 and 2022 were $2,250 and $2,250, respectively.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent accountant. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2023, 100% of audit-related services, tax services and other services performed by our independent accountants were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Victor Mokuolu, CPA, PLLC, Independent Registered Public Accounting Firm (PCAOB ID: 6771)

●	Balance Sheets as of December 31, 2023 and 2022

●	Statements of Operations for the years ended December 31, 2023 and 2022

●	Statements of Changes in Stockholders’ Deficit for the period from January 1, 2022 to December 31, 2023

●	Statements of Cash Flows for the years ended December 31, 2023 and 2022

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

4.1	Form of promissory note (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2022).

4.2	Description of Securities

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yale Transaction Finders, Inc.
(Registrant)

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer

Date	April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer (Principal Executive Officer), CFO and Director

By	/s/ Arnold P. Kling
Arnold P. Kling
President and Treasurer (Principal Financial and Accounting Officer)

Date	April 1, 2024

