Form 10-Q
period 2024-09-30
Yale Transaction Finders, Inc.
filed 2024-11-14
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

There are 5,199,000 shares of common stock outstanding as of November 14, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023

ASSETS

Cash	$3,360	2,601

TOTAL ASSETS	$3,360	$2,601

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$4,986	$9,650
Note payable – related party	103,500	73,000
Accrued interest– related party	7,960	4,556
Total current liabilities and total liabilities	116,446	87,206

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,343,349)	(1,314,868)
Total stockholders (deficit)	(113,086)	(84,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,360	$2,601

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Condensed Statements of Operations (Unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2024	2023	2024		2023

Revenues	$—	$—	$		$

Operating Expenses

General and administrative	4,355	5,211		25,076		22,516

Loss from operations	(4,355)	(5,211)		(25,076)		(22,516)

Other expenses
Interest expense-related party	1,301	819		3,405		2,162

Net loss before income taxes	(5,656)	(6,030)		(28,481)		(24,678)
Provision for income taxes

Net Loss	$(5,656)	$(6,030)		$(28,481)		$(24,678)

Basic loss per share	$(0.00)	$(0.00)		$(0.01)		$(0.00)

Weighted average number of common shares outstanding – basic	5,199,000	5,199,000		5,199,000		5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2024	5,199,000	$520	$1,229,743	$(1,314,868	$(84,605)
Net Loss				(8,762)	(8,762)
Balance at March 31, 2024	5,199,000	$520	$1,229,743	$(1,323,610)	$(93,367)
Net Loss				(14,063)	(14,063)
Balance at June 30, 2024	5,199,000	$520	$1,229,743	$(1,337,693)	$(107,430)
Net Loss				(5,656)	(5,656)
Balance at September 30, 2024	5,199,000	$520	$1,229,743	$(1,343,349)	$(113,086)

Balance at January 1, 2023	5,199,000	$520	$1,229,743	$(1,276,558)	$(46,295)
Net Loss				(10,063)	(10,063)
Balance at March 31, 2023	5,199,000	$520	$1,229,743	$(1,286,621)	$(56,358)

Net Loss				(8,584)	(8,584)
Balance at June 30, 2023	5,199,000	$520	$1,229,743	$(1,295,206)	$(64,943)
Net Loss				(6,030)	(6,030)
Balance at September 30, 2023	5,199,000	$520	$1,229,743	$(1,301,236)	$(70,973)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(28,481)	$(24,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	3,405	2,162
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,664)	$(4,935)
Net cash used in operating activities	$(29,740)	$(27,451)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	$30,500	15,000
Net cash provided by financing activities	$30,500	$15,000

Net increase (decrease) in cash	760	(12,451)

Cash at beginning of period	2,600	12,876

Cash at end of period	$3,360	$425

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2023.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 2024, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $28,481 for the nine-month period ended September 30, 2024 and had a negative working capital of $113,086 and an accumulated deficit of $1343,349 as of September 30, 2024, respectively. And for the fiscal year ended December 31, 2023, we generated a net loss of $38,310, a negative working capital of $84,605 and an accumulated deficit of $1,314,868. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a former shareholder, the Company was obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing October 1, 2007. The Services Agreement was terminated by mutual agreement between FHM and the Company effective June 30, 2021. Total fees accrued to note payable – related party for the three-month period ended September 30, 2024 were $0.

In May 2022, the Company issued promissory notes to four lenders, including two affiliated with the Company’s officers, in an aggregate amount of $50,000. The notes had a maturity date of June 30, 2023 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the notes is convertible, at the election of the lenders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the notes), or upon the consummation of a “Fundamental Transaction” (as defined in the notes) at the “Conversion Price” of the share price attributable to the Company’s Common Stock in a Qualified Financing, or if no Qualified Financing shall have been consummated, the per price share in the Fundamental Transaction as determined in good faith by the Board of Directors of the Company (as defined in the notes). The proceeds of the notes will be utilized by the Company to fund working capital needs. Effective June 30, 2024, the maturity date on the promissory notes has been extended to June 30, 2025.

In May 2023, the Company issued promissory notes to four lenders, including two affiliated with the Company’s officers, in an aggregate amount of $15,000. The notes have a maturity date of June 30, 2025 and bear interest at the rate of 5.0% per annum, payable at maturity. The proceeds of the notes will be utilized by the Company to fund working capital needs.

In November 2023, the Company issued promissory notes to three lenders, including two affiliated with the Company’s officers, in an aggregate amount of $8,000. The notes have a maturity date of June 30, 2025 and bear interest at the rate of 5.0% per annum, payable at maturity. The proceeds of the notes will be utilized by the Company to fund working capital needs.

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

(5) SUBSEQUENT EVENTS

On November 5, 2024, Yale Transaction Finders, Inc., a Delaware corporation (the “Company”), issued convertible promissory notes (the “November 2024 Notes”) in the aggregate principal amount of $15,000 to (i) Ironbound Partners Fund, LLC, an affiliate of the Company’s Chief Executive Officer, (ii) Moyo Partners, LLC, an affiliate of the Company’s President and Treasurer, and (iii) Dakota Group, LLC. The November 2024 Notes have a maturity date of December 31, 2025 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2024 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2024 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2024 Notes) at the “Conversion Price” (as defined in the November 2024 Notes). The proceeds of the November 2024 Notes have been and will be utilized by the Company to fund working capital needs.

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

Nine Months Ended September 30, 2024 Compared to September 30, 2023

The following table summarizes the results of our operations during the nine months ended September 30, 2024 and September 30, 2023 and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/2024 (unaudited)	9/30/2023 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	$25,076	$22,516	$2,560	11.4%
Net loss	$(28,481)	$(24,678)	$3,803	15.4%
Loss per share of common stock	$(0.01)	$(0.00)	$0.01

We recorded a net loss of $28,481 for the nine months ended September 30, 2024 as compared with a net loss of $24,678 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We had $3,360 cash on hand at September 30, 2024 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,343,349. As of September 30, 2024, we had $116,446 in liabilities and a negative working capital of $113,086.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $113,086 negative working capital as of September 30, 2024, we had an accumulated deficit of $1,343,349 incurred through September 30, 2024 and recorded a loss of $28,481 for the first nine months of 2024 and compared to the first nine months through September 30, 2023, we generated a net loss of $24,678, a negative working capital of $ 70,973 and an accumulated deficit of $ 1,301,236. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Note Extension Letter
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

YALE TRANSACTION FINDERS, INC.

Date: November 14, 2024	By	/s/ Arnold P. Kling
Arnold P. Kling, President and Treasurer

