Form 10-K
period 2024-12-31
Yale Transaction Finders, Inc.
filed 2025-03-28
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024). No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date March 28, 2025: 5,199,000

Documents incorporated by reference: None.

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

Employees

As of December 31, 2024, the Company had no employees.

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

ITEM 2. PROPERTIES.

As of December 31, 2024, the Company did not own or lease any properties. The Company seeks to utilize office space, to the extent necessary, that is provided by its legal counsel free of charge, although such counsel is not obligated to provide such space pursuant to any contractual arrangement.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2024, the Company was not a party to any pending or threatened legal proceedings.

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

Holders

As of December 31, 2024 and December 31, 2023, there were 62 and 68 holders of record of our common stock, respectively.

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

Results of Operations

Year Ended December 31, 2024 Compared to December 31, 2023

The following table summarizes the results of our operations during the fiscal years ended December 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/24		12/31/23	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$
Operating expenses		37,007	35,275	1,732	4.9%
Interest expense		5,345	3,035	2,310	76.1%
Net loss		(42,352)	(38,310)	4,042	10.6%
Loss per share of common stock		(0.01)	(0.01)	-

We recorded a net loss of $42,352 for the fiscal year ended December 31, 2024 as compared with a net loss of $38,310 for the fiscal year ended December 31, 2023 due primarily to increased costs of running the business and increased interest expense.

Liquidity and Capital Resources

As of December 31, 2024, we had $11,167 in cash, a working capital deficit of $126,957 and an accumulated deficit of $1,357,220. Our operating activities used $36,934 in cash for the fiscal year period ended December 31, 2024, while our operations used $33,275 cash in the fiscal year ended December 31, 2023. We earned no revenue during the fiscal year ended December 31, 2024 or 2023.

Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2024, the Company had loans and notes outstanding from the Purchasers in the aggregate amount of $118,500. The principal and accrued interest on the notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the notes), or upon the consummation of a “Fundamental Transaction” (as defined in the notes) at the “Conversion Price” (as defined in the notes).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $42,352 for the year ended December 31, 2024 and had a working capital deficit of $126,957 as of December 31, 2024. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Yale Transaction Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yale Transaction Finders, Inc. (the “Company”) as of December 31, 2024, and December 31, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2024, and December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the years ended December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, Going Concern to the financial statements, the Company has a working capital deficit of $126,957and accumulated deficit of $1,357,220 as of December 31, 2024. Additionally, the Company had working capital deficit of $84,605 and accumulated deficit of $1,314,868 as of December 31, 2023, and has not established revenue sources to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 28, 2025 PCAOB ID: 6771

FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS

Cash	$11,167	2,601

TOTAL ASSETS	$11,167	$2,601

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$9,723	$9,650
Note payable – related party	118,500	73,000
Accrued interest– related party	9,901	4,556
Total current liabilities and total liabilities	138,124	87,206

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	-	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,357,220)	(1,314,868)
Total stockholders’ deficit	(126,957)	(84,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,167	$2,601

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Statements of Operations

	For the year ended December 31,
	2024	2023

Revenues	$—	$—

Operating Expenses

General and administrative	37,007	35,275

Loss from operations	(37,007)	(35,275)

Other expenses
Interest expense-related party	5,345	3,035

Net loss before income taxes	(42,352)	(38,310)
Provision for income taxes

Net Loss	$(42,352)	$(38,310)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	5,199,000	5,199,000

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2022	5,199,000	$520	$1,229,743	$(1,276,558)	$(46,295)
Net Loss				(38,310)	(38,310)
Balance at December 31, 2023	5,199,000	$520	$1,229,743	$(1,314,868)	$(84,605)

Net Loss				(42,352)	(42,352)
Balance at December 31, 2024	5,199,000	$520	$1,229,743	$(1,357,220)	$(126,957)

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Statements of Cash Flows

	Year ended December 31,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(42,352)	$(38,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	5,345	3,035
Changes in operating assets and liabilities:
Increase in accounts payable	73	2,000
Net cash used in operating activities	(36,934)	(33,275)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	45,500	23,000
Net cash provided by financing activities	45,500	23,000

Net increase (decrease) in cash	8,566	(10,275)

Cash at beginning of period	2,601	12,876

Cash at end of period	$11,167	$2,601

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

Revenue Recognition

The Company has not recognized any revenues to date. Therefore, the Company has not yet adopted a revenue recognition policy.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The cash balance at December 31, 2024 is $11,167.

Loss per Common Share

The company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2024 and December 31, 2023, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as a single operating segment and has one reportable segment.

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

New Accounting Pronouncements

“FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the requirements of the expanded segment disclosures as of December 31, 2024.

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

(3) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $42,352 for the year ended December 31, 2024 and had a working capital deficit of $126,957 as of December 31, 2024. The accumulated deficit at December 31, 2024 was $1,357,220. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

(4) STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the financial statements contains the following classes of capital stock as of December 31, 2024 and 2023:

●	Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding.

●	Common stock, $0.0001 par value, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding, of which 5,121,000 shares are restricted and 78,000 shares are non-restricted.

(5) RELATED PARTY TRANSACTIONS

At December 31, 2024 and 2023, the Company had loans and notes outstanding from Ironbound, Moyo Partners LLC and Dakota Group LLC in the aggregate amount of $118,500 and $73,000, respectively, plus accrued interest of $9,901 and $4,556, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operations.

The following table reflects details related party debt on a year-by-year basis:

	As of	As of
	12/31/24	12/31/23
Principal balance	$118,500	$73,000
Accrued Interest	$9,901	$4,556

(6) INCOME TAXES

A reconciliation of income taxes computed at a statutory rate of 21% to the income tax amount recorded is as follows:

	Year Ended
	December 31
	2024	2023
Income tax expense (credit) at statutory rate	$(8,894)	$(8,045)
Income tax adjustment
Interest Expense	1,122	637

Change of valuation allowance	7,772	7,408
Income tax expense (credit)	$-	$-

The components of the Company’s deferred tax asset as of December 31, 2024 and 2023 are as follows:

	Year Ended
	December 31
	2024	2023
Deferred tax asset – Operating loss carryforward	$84,932	$77,160
Operating losses utilized
Valuation allowance	(84,932)	(77,160)
Deferred tax asset	$-	$-

As of December 31, 2024, the Company had certain federal net operating loss carryovers (“NOLs”), however, under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

(7) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued as of March 28, 2025. Based on Managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this annual report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Effective December 31, 2024, Ironbound Partners Fund, LLC, Moyo Partners, LLC and Dakota Group, LLC extended the maturity date of those certain promissory notes, dated May 16, 2023, November 20, 2023 and April 25, 2024 to June 30, 2025. All other terms of the notes remained in full force and effect.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Positions

Jonathan Ledecky	67	CEO, CFO and Director
Arnold P. Kling	66	President, Treasurer and Secretary

Jonathan J. Ledecky has been a Director, Chief Executive Officer and Chief Financial Officer of the Company since March 22, 2022. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has also served as chairman of Ironbound Partners Fund, LLC, a private investment management fund, since March 1999. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated from October 2015 until it consummated its merger with Cyxtera Cybersecurity, Inc. (d/b/a AppGate), a cybersecurity company, in October 2021. He continued to serve as a director of the company (Appgate Inc.) until July 2024. He served as the President and Chief Operating Officer and as a director of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc., an omnichannel brand serving dogs across the four key categories of play, food, health and home, in June 2021 (NYSE: BARK). He continued to serve as a director of the company (now Bark, Inc.) from such date until November 2022. From November 2020 to December 2024, he served as the President, Chief Operating Officer and a director of each of Northern Star Investment Corp. II, Northern Star Investment Corp. III and Northern Star Investment Corp. IV, each a blank check company that was unable to consummate an initial business combination and dissolved. From October 2020 until December 2023, he also served as Chairman of the Board of Pivotal Investment Corporation III, a blank check company that was unable to consummate an initial business combination and dissolved. From July 2019 to December 2020, he was also the Chief Executive Officer and Chairman of the Board of Directors of Pivotal Investment Corporation II (NYSE: PIC), a blank check company that consummated an initial business combination with XL Fleet, a provider of fleet electrification solutions for commercial vehicles in North America. He continues to serve as a director of such company, which is now named Spruce Power Holding Corporation. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. (NYSE: PVT), a blank check company that consummated an initial business combination with KLDiscovery Inc., a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals, in December 2019. Mr. Ledecky continued to serve as a member of the board of KLDiscovery from its merger until June 2021. Mr. Ledecky previously founded U.S. Office Products in October 1994 and served as its Chief Executive Officer until November 1997 and as its Chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. He has served as a trustee of George Washington University and the U.S. Olympic and Paralympic Foundation, director of the U.S. Chamber of Commerce, and as a commissioner on the National Commission on Entrepreneurship. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and an M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky’s qualifications to serve on the Board include his extensive executive leadership and business and entrepreneurial experience, including experience with public shell companies looking to make acquisitions.

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

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently, Messrs. Ledecky and Kling are our only officers and Mr. Ledecky is our sole director; therefore, they are the only persons subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Ledecky is our only director, he will be responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of any breach of the Code of Ethics by him if any occurred.

Insider Trading

The Company has not currently adopted an insider trading policy or other procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees because trading in the Company’s securities at this time is extremely limited. The Company intends to adopt an insider trading policy in connection with any business combination transaction that the Company seeks to consummate in the future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2024 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers; and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)

Jonathan J. Ledecky(2) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,660,800	70.4%

Arnold P. Kling(3) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.7%

Officers and directors as a group (two persons)	4,377,600	84.2%

Ironbound Partners Fund LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,660,800	70.4%

Moyo Partners, LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.7%

Dakota Group, Ltd. c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	486,400	9.4%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2024. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2024, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2024.

(2)	Includes shares held by Ironbound Partners Fund, LLC, of which Mr. Ledecky is chairman. Does not include any shares issuable upon conversion of promissory notes held by Ironbound Partners Fund, LLC described below in Item 13. Mr. Ledecky disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	Includes shares held by Moyo Partners, LLC, of which Mr. Kling is managing member. Does not include any shares issuable upon conversion of promissory notes held by Moyo Partners, LLC described below in Item 13. Mr. Kling disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 16, 2022, the Company issued convertible promissory notes (the “May 2022 Notes”) in the principal amount of $50,000 to (i) Ironbound Partners Fund, LLC, an affiliate of the Company’s Chief Executive Officer, (ii) Moyo Partners, LLC, an affiliate of the Company’s President and Treasurer, (iii) Dakota Group, LLC and (iv) Rise Capital Corp. The May 2022 Notes originally had a maturity date of June 30, 2023. Effective June 30, 2024, the maturity date of the May 2022 Notes was extended to June 30, 2025. The May 2022 Notes bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2022 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the May 2022 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2022 Notes) at the “Conversion Price” (as defined in the May 2022 Notes). The proceeds of the May 2022 Notes have been and will be utilized by the Company to fund working capital needs.

On May 16, 2023, the Company issued convertible promissory notes (the “May 2023 Notes”) in the principal amount of $15,000 to (i) Ironbound Partners Fund, LLC, (ii) Moyo Partners, LLC, (iii) Dakota Group, LLC and (iv) Rise Capital Corp. The May 2023 Notes originally had a maturity date of June 30, 2024 and bear interest at the rate of 5.0% per annum, payable at maturity. Effective December 31, 2024, the maturity date of the May 2023 Notes was extended to June 30, 2025. The principal and accrued interest on the May 2023 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the May 2023 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2023 Notes) at the “Conversion Price” (as defined in the May 2023 Notes). The proceeds of the May 2023 Notes have been and will be utilized by the Company to fund working capital needs.

On April 25, 2024, the Company issued convertible promissory notes (the “April 2024 Notes”) in the principal amount of $30,500 to (i) Ironbound Partners Fund, LLC, (ii) Moyo Partners, LLC, (iii) Dakota Group, LLC and (iv) Rise Capital Corp. The April 2024 Notes originally had a maturity date of December 31, 2024 and bear interest at the rate of 5.0% per annum, payable at maturity. Effective December 31, 2024, the maturity date of the April 2024 Notes was extended to June 30, 2025. The principal and accrued interest on the April 2024 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the April 2024 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the April 2024 Notes) at the “Conversion Price” (as defined in the April 2024 Notes). The proceeds of the April 2024 Notes have been and will be utilized by the Company to fund working capital needs.

On November 5, 2024, the Company issued convertible promissory notes (the “November 2024 Notes”) in the principal amount of $15,000 to (i) Ironbound Partners Fund, LLC, (ii) Moyo Partners, LLC and (iii) Dakota Group, LLC. The November 2024 Notes originally have a maturity date of December 31, 2025 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2024 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2024 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2024 Notes) at the “Conversion Price” (as defined in the November 2024 Notes). The proceeds of the November 2024 Notes have been and will be utilized by the Company to fund working capital needs.

Director Independence

As of December 31, 2024, Jonathan Ledecky was the sole director of the Company. Mr. Ledecky is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditor, Victor Mokuolu, CPA PLLC for the fiscal years ended December 31, 2024 and 2023 was $7,000 and $7,000, respectively.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2024 and 2023 were $2,500 and $2,250 respectively.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent accountant. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2024, 100% of audit-related services, tax services and other services performed by our independent accountants were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Victor Mokuolu, CPA, PLLC, Independent Registered Public Accounting Firm (PCAOB ID: 6771)

●	Balance Sheets as of December 31, 2024 and 2023

●	Statements of Operations for the years ended December 31, 2024 and 2023

●	Statements of Changes in Stockholders’ Deficit for the period from January 1, 2023 to December 31, 2024

●	Statements of Cash Flows for the years ended December 31, 2024 and 2023

●	Notes to Financial Statements

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

Yale Transaction Finders, Inc.
(Registrant)

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer

Date	March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer (Principal Executive Officer), CFO and Director

By	/s/ Arnold P. Kling
Arnold P. Kling
President and Treasurer (Principal Financial and Accounting Officer)

Date	March 28, 2025

