Form 10-Q
period 2025-03-31
Yale Transaction Finders, Inc.
filed 2025-05-09
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

There are 5,199,000 shares of common stock outstanding as of May 9, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024

ASSETS

Cash	$6,282	11,167

TOTAL ASSETS	$6,282	$11,167

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$12,577	$9,723
Note payable – related party	118,500	118,500
Accrued interest– related party	11,362	9,901
Total current liabilities and total liabilities	142,439	138,124

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,366,420)	(1,357,220)
Total stockholders’ deficit	(136,157)	(126,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,282	$11,167

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Condensed Statements of Operations (Unaudited)

	Three Months ended
	March 31
	2025	2024

Revenues	$—	$—

Operating Expenses

General and administrative	7,739	7,855

Loss from operations	(7,739)	(7,855)

Other expenses
Interest expense-related party	1,461	907

Net loss before income taxes	(9,200)	(8,762)
Provision for income taxes

Net Loss	$(9,200)	$(8,762)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic	5,199,000	5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2025	5,199,000	$520	$1,229,743	$(1,357,220)	$(126,957)
Net Loss				(9,200)	(9,200)
Balance at March 31, 2025	5,199,000	$520	$1,229,743	$(1,366,420)	$(136,157)

Balance at January 1, 2024	5,199,000	$520	$1,229,743	$(1,314,868)	$(84,605)
Net Loss				(8,762)	(8,762)
Balance at March 31, 2024	5,199,000	$520	$1,229,743	$(1,323,630)	$(93,367)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(9,200)	$(8,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	1,461	907
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,854	$5,683
Net cash used in operating activities	$(4,885)	$(2,172)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	$-	-
Net cash provided by financing activities	$-	$-

Net increase (decrease) in cash	(4,885)	(2,172)

Cash at beginning of period	11,167	2,601

Cash at end of period	$6,282	$429

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2024.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2025, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

In addition, ASC-740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The Company has identified its federal income tax return and its state franchise tax return in Delaware as “major” tax jurisdictions, as defined. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $9,200 for the three-month period ended March 31, 2025 and had a negative working capital of $136,157 and an accumulated deficit of $1,366,420 as of March 31, 2025, respectively. The Company generated a net loss of $8,762 for the three-month period ended March 31, 2024 and had a negative working capital of $93,367 and an accumulated deficit of $1,323,630 as of March 31, 2024, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

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

(3) RELATED PARTY TRANSACTIONS

At March 31, 2025 and 2024, the Company had loans and notes outstanding from Ironbound Partners Fund, LLC, Moyo Partners LLC and Dakota Group LLC in the aggregate amount of $118,500 and $73,000, respectively, plus accrued interest of $11,362 and $5,463, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operations.

(4) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued as of May 9, 2025. Based on Managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements except as follows:

On May 2, 2025, the Company issued convertible promissory notes (the “May 2025 Notes”) in the aggregate principal amount of $17,500 to (i) Ironbound Partners Fund, LLC, an affiliate of the Company’s Chief Executive Officer, (ii) Moyo Partners, LLC, an affiliate of the Company’s President and Treasurer, and (iii) Dakota Group, LLC. The May 2025 Notes have a maturity date of December 31, 2025 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2025 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the May 2025 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2025 Notes) at the “Conversion Price” (as defined in the May 2025 Notes). The proceeds of the May 2025 Notes have been and will be utilized by the Company to fund working capital needs.

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

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Three Months Ended March 31, 2025 Compared to March 31, 2024

The following table summarizes the results of our operations during the three months ended March 31, 2025 and March 31, 2024 and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/2025 (unaudited)	3/31/2024 (unaudited)	Increase/ (Decrease)		Percentage Increase (Decrease)

Revenues	—	—		—	—
Operating expenses	$7,739	$7,855		$(116)	(1.5)%
Net loss	$(9,200)	$(8,762)		$438	5.0%
Loss per share of common stock	$(0.00)	$(0.00)	$

We recorded a net loss of $9,200 for the three months ended March 31, 2025 as compared with a net loss of $8,762 for the three months ended March 31, 2024.

Liquidity and Capital Resources

We had $6,282 cash on hand at March 31, 2025 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,366,420. As of March 31, 2025, we had $142,439 in liabilities and a negative working capital of $136,157.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are principally for accounting expenses and other expenses related to making filings required under the Securities Exchange Act of 1934, which should not exceed $50,000 in the fiscal year ending December 31, 2025. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $136,157 negative working capital as of March 31, 2025, we had an accumulated deficit of $1,366,420 incurred through March 31, 2025 and recorded a loss of $9,200 for the first three months of 2025 and compared to the first three months through March 31, 2024, we generated a net loss of $8,762, a negative working capital of $93,367 and an accumulated deficit of $1,323,630. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YALE TRANSACTION FINDERS, INC.

Date:	May 9, 2025	By	/s/ Arnold P. Kling
Arnold P. Kling, President and Treasurer

