Form 10-Q
period 2025-09-30
Yale Transaction Finders, Inc.
filed 2025-11-13
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

There are 5,199,000 shares of common stock outstanding as of November 13, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024

ASSETS

Cash	$3,193	11,167

TOTAL ASSETS	$3,193	$11,167

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$2,200	$9,723
Note payable – related party	136,000	118,500
Accrued interest– related party	14,697	9,901
Total current liabilities and total liabilities	152,897	138,124

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively		—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,379,967)	(1,357,220)
Total stockholders’ deficit	(149,704)	(126,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,193	$11,167

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Condensed Statements of Operations (Unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating Expenses

General and administrative	5,138	4,355	17,950	25,076

Loss from operations	(5,138)	(4,355)	(17,950)	(25,076)

Other expenses
Interest expense-related party	1,714	1,301	4,797	3,405

Net loss before income taxes	(6,852)	(5,656)	(22,747)	(28,481)
Provision for income taxes

Net Loss	$(6,852)	(5,656)	(22,747)	(28,481)

Basic loss per share	$(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding – basic	5,199,000	5,199,000	5,199,000	5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2025	5,199,000	$520	$1,229,743	$(1,357,220)	$(126,957)
Net Loss				(9,200)	(9,200)
Balance at March 31, 2025	5,199,000	$520	$1,229,743	$(1,366,420)	$(136,157)
Net Loss				(6,695)	(6,695)
Balance at June 30, 2025	5,199,000	$520	$1,229,743	(1,373,115)	(142,852)
Net Loss				(6,852)	(6,852)
Balance at September 30, 2025	5,199,000	$520	$1,229,743	$(1,379,967)	$(149,704)

Balance at January 1, 2024	5,199,000	$520	$1,229,743	$(1,314,868)	$(84,605)
Net Loss				(8,762)	(8,762)
Balance at March 31, 2024	5,199,000	$520	$1,229,743	$(1,323,630)	$(93,367)
Net Loss				(14,063)	(14,063)
Balance at June 30, 2024	5,199,000	$520	$1,229,743	$(1,337,693)	(107,430)
Net Loss				(5,656)	(5,656)
Balance at September 30, 2024	5,199,000	$520	$1,229,743	$(1,343,349)	(113,086)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(22,747)	$(28,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	4,797	3,405
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(7,523)	$(4,664)
Net cash used in operating activities	$(25,473)	$(29,740)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	$17,500	30,500
Net cash provided by financing activities	$17,500	$30,500

Net increase (decrease) in cash	(7,973)	760

Cash at beginning of period	11,166	2,600

Cash at end of period	$3,193	$3,360

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2025

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2024.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 2025, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $22,747 for the nine-month period ended September 30, 2025 and had a negative working capital of $149,704 and an accumulated deficit of $1,379,967 as of September 30, 2025, respectively. The Company generated a net loss of $28,481 for the nine-month period ended September 30, 2024 and had a negative working capital of $113,086 and an accumulated deficit of $1,343,349 as of September 30, 2024, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

(3) RELATED PARTY TRANSACTIONS

At September 30, 2025 and 2024, the Company had loans and notes outstanding from Ironbound Partners Fund, LLC, Moyo Partners LLC and Dakota Group LLC in the aggregate amount of $136,000 and $103,500, respectively, plus accrued interest of $14,697 and $7,960, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operations.

(4) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued as of November 13, 2025. Based on Managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements except as follows:

On November 12, 2025, the holders of those certain convertible promissory notes, dated May 16, 2022, May 16, 2023, November 20, 2023 and April 25, 2024, agreed to extend the Maturity Date (as defined in such notes) of such notes from June 30, 2025 to December 31, 2026.

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

Nine Months Ended September 30, 2025 Compared to September 30, 2024

The following table summarizes the results of our operations during the three months ended September 30, 2025 and September 30, 2024 and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2025 (unaudited)	9/30/2024 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	$17,950	25,076	(7,126)	(28.4)%
Net loss	$(22,747)	(28,481)	5,734	20.1%
Loss per share of common stock	$(0.00)	(0.01)	(0.01)	(100.0)%

We recorded a net loss of $22,747 for the nine months ended September 30, 2025 as compared with a net loss of $28,481 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

We had $3,193 cash on hand at September 30, 2025 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,379,967. As of September 30, 2025, we had $152,897 in liabilities and a negative working capital of $149,704.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We had $149,704 negative working capital as of September 30, 2025, we had an accumulated deficit of $1,379,967 incurred through September 30, 2025 and recorded a loss of $22,747 for the first nine months of 2025 and compared to the first nine months through September 30, 2024, we generated a net loss of $28,481, a negative working capital of $113,086 and an accumulated deficit of $1,343,349. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

YALE TRANSACTION FINDERS, INC.

Date:	November 13, 2025	By	/s/ Arnold P. Kling
Arnold P. Kling, President and Treasurer

