Form 10-K
period 2025-12-31
Yale Transaction Finders, Inc.
filed 2026-03-30
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

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

c/o Graubard Miller 405 Lexington Avenue, 44thFloor
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

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year (December 31, 2025). No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date March 26, 2026: 5,199,000

Documents incorporated by reference: None.

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

Employees

As of December 31, 2025, the Company had no employees.

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

ITEM 2. PROPERTIES.

As of December 31, 2025, the Company did not own or lease any properties. The Company seeks to utilize office space, to the extent necessary, that is provided by its legal counsel free of charge, although such counsel is not obligated to provide such space pursuant to any contractual arrangement.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2025, the Company was not a party to any pending or threatened legal proceedings.

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

Holders

As of December 31, 2025, there were 62 holders of record of our common stock.

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

Results of Operations

Year Ended December 31, 2025 Compared to December 31, 2024

The following table summarizes the results of our operations during the fiscal years ended December 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/25		12/31/24	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$
Operating expenses		33,710	37,007	(3,297)	(8.9)%
Interest expense		6,658	5,345	1,313	24.6%
Net loss		(40,368)	(42,352)	1,984	4.7%
Loss per share of common stock		(0.01)	(0.01)	0.00

We recorded a net loss of $40,368 for the fiscal year ended December 31, 2025 as compared with a net loss of $42,352 for the fiscal year ended December 31, 2024 due primarily to decreased costs of running the business and increased interest expense.

Liquidity and Capital Resources

As of December 31, 2025, we had $ 17,384 in cash, a working capital deficit of $ 167,325 and an accumulated deficit of $1,397,588. Our operating activities used $31,283 in cash for the fiscal year period ended December 31, 2025, while our operations used $36,934 cash in the fiscal year ended December 31, 2024. We earned no revenue during the fiscal year ended December 31, 2025 or 2024.

Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2025, the Company had loans and notes outstanding from the Purchasers in the aggregate amount of $156,000. The principal and accrued interest on the notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the notes), or upon the consummation of a “Fundamental Transaction” (as defined in the notes) at the “Conversion Price” (as defined in the notes).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $40,368 for the year ended December 31, 2025 and had a working capital deficit of $167,325 as of December 31, 2025. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Yale Transaction Finders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yale Transaction Finders, Inc. (the “Company”) as of December 31, 2025, and December 31, 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2025, and December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the years ended December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, Going Concern to the financial statements, the Company has a working capital deficit of $167,325 and accumulated deficit of $1,397,588 as of December 31, 2025. Additionally, the Company had working capital deficit of $126,957 and accumulated deficit of $1,357,220 as of December 31, 2024, and has not established revenue sources to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 30, 2026

PCAOB ID: 6771

FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS

Cash	$17,384	11,167

TOTAL ASSETS	$17,384	$11,167

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$12,150	$9,723
Note payable – related party	156,000	118,500
Accrued interest– related party	16,559	9,901
Total current liabilities and total liabilities	184,709	138,124

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	—
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,397,588)	(1,357,220)
Total stockholders (deficit)	(167,325)	(126,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,384	$11,167

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Statements of Operations

	For the year ended December 31,
	2025		2024

Revenues	$		$

Operating Expenses

General and administrative		33,710		37,007

Loss from operations		(33,710)		(37,007)

Other expenses
Interest expense-related party		6,658		5,345

Net loss before income taxes		(40,368)		(42,352)
Provision for income taxes

Net Loss		$(40,368)		$(42,352)

Basic loss per share		$(0.01)		$(0.01)

Weighted average number of common shares outstanding – basic and diluted		5,199,000		5,199,000

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2023	5,199,000	$520	$1,229,743	$(1,314,868)	$(84,605)
Net Loss				(42,352)	(42,352)
Balance at December 31, 2024	5,199,000	$520	$1,229,743	$(1,357,220)	$(126,957)
Net Loss				(40,368)	(40,368)
Balance at December 31, 2025	5,199,000	$520	$1,229,743	$(1,397,588)	$(167,325)

See accompanying notes to financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Statements of Cash Flows

	Year ended December 31,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(40,368)	$(42,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party	6,658	5,345
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,427	73
Net cash used in operating activities	(31,283)	(36,934)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	37,500	45,500
Net cash provided by financing activities	37,500	45,500

Net increase (decrease) in cash	6,217	8,566

Cash at beginning of period	11,167	2,601

Cash at end of period	$17,384	$11,167

See accompanying notes to financial statements

YALE TRANSACTION FINDERS INC.

Notes to Financial Statements

(1)	ORGANIZATION AND BASIS OF PRESENTATION

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The cash balance at December 31, 2025 is $17,384.

Loss per Common Share

The company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2025 and December 31, 2024, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company generated a net loss of $40,368 for the year ended December 31, 2025 and had a working capital deficit of $167,325 as of December 31, 2025. The accumulated deficit at December 31, 2025 was $1,397,588. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

(4)	STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the financial statements contains the following classes of capital stock as of December 31, 2025 and 2024:

●	Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding.
●	Common stock, $0.0001 par value, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding.

(5)	RELATED PARTY TRANSACTIONS

At December 31, 2025 and 2024, the Company had loans and notes outstanding from Ironbound, Moyo Partners LLC and Dakota Group LLC in the aggregate amount of $156,000 and $118,500, respectively, plus accrued interest of $16,559 and $9,901, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operations.

The Company issued convertible shares for a total sum of $156,000 between May 16, 2022 through November 11, 2025 from Ironbound Partners Fund LLC, Moyo Partners and Dakota Group LLC and bear interest at a 5.0% per annum. On November 12, 2025, Ironbound Partners Fund, LLC, Moyo Partners and Dakota Group, LLC agreed to extend the maturity date of the May 2022 Notes, the May 2023 Notes and April 2024 Notes from June 30, 2025 to December 31, 2026.

The following table reflects details related party debt on a year-by-year basis:

	As of	As of
	12/31/25	12/31/24
Principal balance	$156,000	$118,500
Accrued Interest	$16,559	$9,901

(6)	INCOME TAXES

A reconciliation of income taxes computed at a statutory rate of 21% to the income tax amount recorded is as follows:

	Year Ended
	December 31
	2025	2024
Income tax expense (credit) at statutory rate	$(8,477)	$(8,894)
Income tax adjustment
Interest Expense	1,398	1,122

Change of valuation allowance	7,079	7,772
Income tax expense (credit)	$-	$-

The components of the Company’s deferred tax asset as of December 31, 2025 and 2024 are as follows:

	Year Ended
	December 31
	2025	2024
Deferred tax asset – Operating loss carryforward	$92,011	$84,932
Operating losses utilized
Valuation allowance	(92,011)	(84,932)
Deferred tax asset	$-	$-

As of December 31, 2025, the Company had certain federal net operating loss carryovers (“NOLs”), however, under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Management has evaluated subsequent events through the date these financial statements were available to be issued as of March 30, 2026. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this annual report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Positions

Jonathan Ledecky	68	CEO, CFO and Director
Arnold P. Kling	67	President, Treasurer and Secretary

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2025 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers; and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)

Jonathan J. Ledecky(2) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,660,800	70.4%

Arnold P. Kling(3) c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.7%

Officers and directors as a group (two persons)	4,377,600	84.2%

Ironbound Partners Fund LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	3,660,800	70.4%

Moyo Partners, LLC c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	972,800	18.7%

Dakota Group, Ltd. c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, New York 10174	486,400	9.4%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2025. All percentages for common stock are calculated based upon a total of 5,199,000 shares outstanding as of December 31, 2025, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2025.

(2)	Includes shares held by Ironbound Partners Fund, LLC, of which Mr. Ledecky is chairman. Does not include any shares issuable upon conversion of promissory notes held by Ironbound Partners Fund, LLC described below in Item 13. Mr. Ledecky disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	Includes shares held by Moyo Partners, LLC, of which Mr. Kling is managing member. Does not include any shares issuable upon conversion of promissory notes held by Moyo Partners, LLC described below in Item 13. Mr. Kling disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

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

On May 2, 2025, the Company issued convertible promissory notes (the “May 2025 Notes”) in the aggregate principal amount of $17,500 to (i) Ironbound Partners Fund, LLC, (ii) Moyo Partners, LLC and (iii) Dakota Group, LLC. The May 2025 Notes have a maturity date of December 31, 2025 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the May 2025 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the May 2025 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the May 2025 Notes) at the “Conversion Price” (as defined in the May 2025 Notes). The proceeds of the May 2025 Notes have been and will be utilized by the Company to fund working capital needs.

On November 11, 2025, the Company issued convertible promissory notes (the “November 2025 Notes”) in the aggregate principal amount of $20,000 to (i) Ironbound Partners Fund, LLC, (ii) Moyo Partners, LLC and (iii) Dakota Group, LLC. The November 2025 Notes have a maturity date of December 31, 2026 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the November 2025 Notes are convertible, at the election of the holders, into shares of the Company’s common stock following the consummation of a “Qualified Financing” (as defined in the November 2025 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the November 2025 Notes) at the “Conversion Price” (as defined in the November 2025 Notes). The proceeds of the November 2025 Notes have been and will be utilized by the Company to fund working capital needs.

On November 12, 2025, Ironbound Partners Fund, LLC, Moyo Partners and Dakota Group, LLC agreed to extend the maturity date of the May 2022 Notes, the May 2023 Notes and April 2024 Notes from June 30, 2025 to December 31, 2026.

Director Independence

As of December 31, 2025, Jonathan Ledecky was the sole director of the Company. Mr. Ledecky is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditor, Victor Mokuolu, CPA PLLC for the fiscal years ended December 31, 2025 and 2024 were $7,500 and $7,000, respectively.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2025 and 2024 were $2,500 and $2,500, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Victor Mokuolu, CPA, PLLC, Independent Registered Public Accounting Firm (PCAOB ID: 6771)

●	Balance Sheets as of December 31, 2025 and 2024

●	Statements of Operations for the years ended December 31, 2025 and 2024

●	Statements of Changes in Stockholders’ Deficit for the period from January 1, 2024 to December 31, 2025

●	Statements of Cash Flows for the years ended December 31, 2025 and 2024

●	Notes to Financial Statements

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

Yale Transaction Finders, Inc.
(Registrant)

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer

Date	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Jonathan Ledecky
Jonathan Ledecky
Chief Executive Officer (Principal Executive Officer), CFO and Director

By	/s/ Arnold P. Kling
Arnold P. Kling
President and Treasurer (Principal Financial and Accounting Officer)

Date	March 30, 2026

