Form 10-Q
period 2026-03-31
Yale Transaction Finders, Inc.
filed 2026-05-15
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

There are 5,199,000 shares of common stock outstanding as of May 12, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025

ASSETS

Cash	$7,668	$17,384

TOTAL ASSETS	$7,668	$17,384

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$9,275	$12,150
Note payable – related party	156,000	156,000
Accrued interest– related party	18,482	16,559
Total current liabilities and total liabilities	183,757	184,709

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,406,352)	(1,397,588)
Total stockholders (deficit)	(176,089)	(167,325)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,668	$17,384

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Condensed Statements of Operations (Unaudited)

	Three Months ended
	March 31
	2026	2025

Revenues	$—	$—

Operating Expenses

General and administrative	6,841	7,739

Loss from operations	(6,841)	(7,739)

Other expenses
Interest expense-related party	1,923	1,461

Net loss before income taxes	(8,764)	(9,200)
Provision for income taxes

Net Loss	$(8,764)	$(9,200)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	5,199,000	5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2026	5,199,000	$520	$1,229,743	$(1,397,588)	$(167,325)
Net Loss				(8,764)	(8,764)
Balance at March 31, 2026	5,199,000	$520	$1,229,743	$(1,406,352)	$(176,089)

Balance at January 1, 2025	5,199,000	$520	$1,229,743	$(1,357,220)	$(126,957)
Net Loss				(9,200)	(9,200)
Balance at March 31, 2025	5,199,000	$520	$1,229,743	$(1,366,420)	$(136,157)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2026		2025

OPERATING ACTIVITIES
Net loss		$(8,764)		$(9,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest payable- related party		1,923		1,461
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable		(2,875)		$2,854
Net cash used in operating activities		$(9,716)		$(4,885)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	$
Net cash provided by financing activities	$		$

Net increase (decrease) in cash		(9,716)		(4,885)

Cash at beginning of period		17,384		11,167

Cash at end of period		$7,668		$6,282

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2025.

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

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2026, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

INCOME TAXES

The Company accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) ASC-740 “Accounting for Income taxes”. ASC-740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Additionally, the Company follows the guidelines issued under FASB ASU 2023-09. On an annual basis, the Company will provide a rate reconciliation to their investors. The amendments in this pronouncement require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $8,764 for the three-month period ended March 31, 2026 and had a negative working capital of $176,089 and an accumulated deficit of $1,406,352 as of March 31, 2026, respectively. The Company generated a net loss of $9,200 for the three-month period ended March 31, 2025 and had a negative working capital of $136,157 and an accumulated deficit of $1,366,420 as of March 31, 2025, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

FASB ASU 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosure

The FASB issued ASU 2024-03 in November 24, which is intended for companies to disclose more information about the components of those expense captions than is disclosed in financial statements today. That incremental information will allow investors to better understand the components of an entity’s expenses, make their own judgments about the entity’s performance, and more accurately forecast expenses, which in turn should enable investors to better assess an entity’s prospects for future cash flows. It also will provide contextual information for an entity’s preparation and an investor’s consideration of management’s discussion and analysis of 1 financial position and results of operations (MD&A). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.

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

(3) RELATED PARTY TRANSACTIONS

At March 31, 2026 vs. March 31, 2025, the Company had loans and notes outstanding from Ironbound Partners Fund, LLC, Moyo Partners LLC and Dakota Group LLC in the aggregate amount of $156,000 and $118,500, respectively, plus accrued interest of $18,482 and $11,362, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operations. The aggregate notes outstanding at March 31, 2026 of $156,000 are broken down as follows: Ironbound Partners Fund LLC of $114,995, Moyo Partners LLC of $26,320 and Dakota Group LLC of $14,685 with accrued interest of $13,567, $3,186 and $1,729, respectively. Ironbound Partners Fund LLC is owned by Jonathan Ledecky, a shareholder and Principal Executive Officer of the Company; Moyo Partners LLC is owned by Arnie Kling, a shareholder and Principal Financial Officer of the Company. The Dakota Group is owned by a shareholder independent of the Company.

(4) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued as of May 12, 2026. Based on Managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements.

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

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Three Months Ended March 31, 2026 Compared to March 31, 2025

The following table summarizes the results of our operations during the three months ended March 31, 2026 and March 31, 2025 and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/2026 (unaudited)	3/31/2025 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	$6,841	7,739	(898)	(11.6)%
Net loss	$(8,764)	(9,200)	(436)	(4.7)%
Loss per share of common stock	$(0.00)	(0.00)

We recorded a net loss of $8,764 for the three months ended March 31, 2026 as compared with a net loss of $9,200 for the three months ended March 31, 2025.

Liquidity and Capital Resources

We had $7,668 cash on hand at March 31, 2026 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,406,352. As of March 31, 2026, we had $183,757 in liabilities and a negative working capital of $176,089.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are principally for accounting expenses and other expenses related to making filings required under the Securities Exchange Act of 1934, which should not exceed $50,000 in the fiscal year ending December 31, 2026. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We generated a net loss of $8,764 for the three-month period ended March 31, 2026 and had a negative working capital of $176,089 and an accumulated deficit of $1,406,352 as of March 31, 2026, respectively. We generated a net loss of $9,200 for the three-month period ended March 31, 2025 and had a negative working capital of $136,157 and an accumulated deficit of $1,366,420 as of March 31, 2025, respectively. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

YALE TRANSACTION FINDERS, INC.

Date:	May 15, 2026	By	/s/ Arnold P. Kling
Arnold P. Kling, President and Treasurer

