Form 10-Q
period 2026-06-30
Yale Transaction Finders, Inc.
filed 2026-08-13
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

There are 5,199,000 shares of common stock outstanding as of August 13, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025

ASSETS

Cash	$12,765	$17,384

TOTAL ASSETS	$12,765	$17,384

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$4,018	$12,150
Convertible note payable – related party	173,500	156,000
Accrued interest– related party	20,481	16,559
Total current liabilities and total liabilities	197,999	184,709

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,415,497)	(1,397,588)
Total stockholders (deficit)	(185,234)	(167,325)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,765	$17,384

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders, Inc.)

Condensed Statements of Operations (Unaudited)

	Three Months ended June 30		Six Months ended June 30
	2026	2025		2026		2025
Revenues	$—	$—	$		$

Operating Expenses

General and administrative	7,147	5,073		13,987		12,813

Loss from operations	(7,147)	(5,073)		(13,987)		(12,813)

Other expenses
Interest expense-related party	1,998	1,622		3,922		3,083

Net loss before income taxes	(9,145)	(6,695)		(17,909)		(15,896)
Provision for income taxes

Net Loss	$(9,145)	$(6,695)		$(17,909)		$(15,896)

Basic loss per share	$(0.00)	$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted	5,199,000	5,199,000		5,199,000		5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(Formerly Yacht Finders Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2026	5,199,000	$520	$1,229,743	$(1,397,588)	$(167,325)
Net Loss				(8,764)	(8,764)
Balance at March 31, 2026	5,199,000	520	$1,229,743	(1,406,352)	(176,089)
Net Loss			-	(9,145)	(9,145)
Balance at June 30, 2026	5,199,000	$520	$1,229,743	$(1,415,497)	$(185,234)

Balance at January 1, 2025	5,199,000	$520	$1,229,743	$(1,357,220)	$(126,957)
Net Loss				(9,200)	(9,200)
Balance at March 31, 2025	5,199,000	520	1,229,743	(1,366,420)	(136,157)
Net Loss		-	-	(6,695)	(6,695)
Balance at June 30, 2025	5,199,000	520	$1,229,743	$(1,373,115)	(142,852)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2026	2025

OPERATING ACTIVITIES
Net loss	$(17,909)	$(15,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in interest payable – related party	3,922	3,083
Increase (decrease) in accrued liabilities	(8,132)	$(7,073)
Net cash used in operating activities	$(22,119)	$(19,886)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	17,500	17,500
Net cash provided by financing activities	$17,500	$17,500

Net increase (decrease) in cash	(4,619)	(2,386)

Cash at beginning of period	17,384	11,167

Cash at end of period	$12,765	8,781

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

(formerly Yacht Finders, Inc.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2025.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company’s financial statements are presented in accordance with US GAAP. The cash account is held in escrow and the Company maintains full control of it.

USE OF ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2026, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

In addition, ASC-740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The Company has identified its federal income tax return and its state franchise tax return in Delaware as “major” tax jurisdictions, as defined. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740

8

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $17,909 for the six-month period ended June 30, 2026 and had a negative working capital of $185,234 and an accumulated deficit of $1,415,497 as of June 30, 2026, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

(3) RELATED PARTY TRANSACTIONS

At June 30, 2026 compared to June 30, 2025, the Company had loans and notes outstanding from Ironbound Partners Fund, LLC, Moyo Partners LLC and Dakota Group LLC in the aggregate amount of $173,500 and $136,000, respectively, plus accrued interest of $20,481 and $12,983, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operations. The aggregate notes outstanding at June 30, 2026 of $173,500 are broken down as follows: Ironbound Partners Fund LLC of $127,595, Moyo Partners LLC of $29,470 and Dakota Group LLC of $16,435 with accrued interest of $15,037, $3,526 and $1,918, respectively. Ironbound Partners Fund LLC is owned by Jonathan Ledecky, a shareholder and Principal Executive Officer of the Company; Moyo Partners LLC is owned by Arnie Kling, a shareholder and Principal Financial Officer of the Company. The Dakota Group is owned by a shareholder independent of the Company.

In May 2026, notes in the amounts of $12,600, $3,150 and $1,750 were issued with Ironbound Partners Fund LLC, Moyo Partners LLC and the Dakota Group LLC with a maturity date of December 31, 2026 and having a 5% annual interest rate. The notes are convertible upon the occurrence of either (i) a Qualified Financing or (ii) a Fundamental Transaction. A Qualified Financing is defined as the first sale of equity to an unaffiliated party resulting in gross proceeds of at least $500,000. A Fundamental Transaction is defined as a business combination transaction, such as a merger, asset acquisition, or stock swap, with an entity engaged in an active trade or business.

(4) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued as of August 13, 2026. Based on Managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements.

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

Six Months Ended June 30, 2026 Compared to June 30, 2025

The following table summarizes the results of our operations during the six months ended June 30, 2026 and June 30, 2025 and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/2026 (unaudited)	6/30/2025 (unaudited)	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	$13,987	$12,813	1,174	9.2%
Net loss	$(17,909)	$(15,896)	2,013	12.7%
Loss per share of common stock	$(0.00)	$(0.00)

We recorded a net loss of $17,909 for the six months ended June 30, 2026 as compared with a net loss of $15,896 for the six months ended June 30, 2025.

Liquidity and Capital Resources

We had $12,765 cash on hand at June 30, 2026 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1,415,497. As of June 30, 2026, we had $197,999 in liabilities and a negative working capital of $185,234.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We generated a net loss of $17,909 for the six-month period ended June 30, 2026 and had a negative working capital of $185,234 and an accumulated deficit of $1,415,497 as of June 30, 2026, respectively. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

YALE TRANSACTION FINDERS, INC.

Date: August 13, 2026	By	/s/ Jonathan J. Ledecky / Arnold P. Kling
Jonathan J. Ledecky / Arnold P. Kling, President and Treasurer

