Form 10-Q
period 2026-09-30
Yale Transaction Finders, Inc.
filed 2026-11-12
CIK 1311673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There are 5,199,000 shares of common stock outstanding as of November 12, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YALE TRANSACTION FINDERS, INC.

Condensed Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025

ASSETS

Cash	$9,321	$17,384

TOTAL ASSETS	$9,321	$17,384

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$4,000	$12,150
Note payable – related party	173,500	156,000
Accrued interest– related party	22,667	16,559
Total current liabilities and total liabilities	200,167	184,709

Stockholders’ deficit
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.0001, 80,000,000 shares authorized, 5,199,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	520	520
Additional paid-in capital	1,229,743	1,229,743
Accumulated deficit	(1,421,109)	(1,397,588)
Total stockholders’ deficit	(190,846)	(167,325)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,321	$17,384

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

Condensed Statements of Operations (Unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating Expenses

General and administrative	3,426	5,138	17,413	17,950

Loss from operations	(3,426)	(5,138)	(17,413)	(17,950)

Other expenses
Interest expense-related party	2,186	1,714	6,108	4,797

Net loss before income taxes	(5,612)	(6,852)	(23,521)	(22,747)
Provision for income taxes	-	-	-	-

Net Loss	$(5,612)	$(6,852)	$(23,521)	$(22,747)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	5,199,000	5,199,000	5,199,000	5,199,000

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2026	5,199,000	$520	$1,229,743	$(1,397,588)	$(167,325)
Net Loss		-		(8,764)	(8,764)
Balance at March 31, 2026	5,199,000	520	1,229,743	(1,406,352)	(176,089)
Net Loss				(9,145)	(9,145)
Balance at June 30, 2026	5,199,000	520	1,229,743	(1,415,497)	(185,234)
Net Loss				(5,612)	(5,612)
Balance at September 30, 2026	5,199,000	$520	$1,229,743	$(1,421,109)	$(190,846)

Balance at January 1, 2025	5,199,000	$520	$1,229,743	$(1,357,220)	$(126,957)
Net Loss				(9,200)	(9,200)
Balance at March 31, 2025	5,199,000	520	1,229,743	(1,366,420)	(136,157)
Net Loss				(6,695)	(6,695)
Balance at June 30, 2025	5,199,000	520	1,229,743	(1,373,115)	(142,852)
Net Loss				(6,852)	(6,852)
Balance at September 30, 2025	5,199,000	520	$1,229,743	$(1,379,967)	(149,704)

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2026	2025

OPERATING ACTIVITIES
Net loss	$(23,521)	$(22,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accrued liabilities	(8,150)	(7,523)
Increase in accrued interest – related party	6,108	4,797
Net cash used in operating activities	$(25,563)	$(25,473)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	$17,500	17,500
Net cash provided by financing activities	$17,500	$17,500

Net increase (decrease) in cash	(8,063)	(7,973)

Cash at beginning of period	17,384	11,166

Cash at end of period	$9,321	$3,193

Supplemental Disclosure

Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

See accompanying notes to condensed financial statements

YALE TRANSACTION FINDERS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

For the nine months ending September 30, 2026

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2025.

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

The Company implemented ASU 2023-07, a FASB Accounting Standards Update issued November 2023, which enhances reportable segment disclosures requiring public entities to provide more detailed and timely information related to significant segment expenses, other segment items and CODM used profit measures.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $23,521 for the nine-month period ended September 30, 2026 and had a negative working capital of $190,846 and an accumulated deficit of $1,421,109 as of September 30, 2026, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s officers and significant stockholders described in Note 3 for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern question.

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

FASB ASU 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosure

The FASB issued ASU 2024-03 in November 2024, which is intended for companies to disclose more information about the components of those expense captions than is disclosed in financial statements today. That incremental information will allow investors to better understand the components of an entity’s expenses, make their own judgments about the entity’s performance, and more accurately forecast expenses, which in turn should enable investors to better assess an entity’s prospects for future cash flows. It also will provide contextual information for an entity’s preparation and an investor’s consideration of management’s discussion and analysis and results of operations (MD&A). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.

(3) RELATED PARTY TRANSACTIONS

At September 30, 2026 compared to December 31, 2025, the Company had loans and notes outstanding from Ironbound Partners Fund, LLC, Moyo Partners LLC and Dakota Group LLC in the aggregate amount of $173,500 and $ 156,000, respectively, plus accrued interest of $22,667 and $ 16,559, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operations. The aggregate notes outstanding at September 30, 2026 of $173,500 are broken down as follows: Ironbound Partners Fund LLC of $127,595, Moyo Partners LLC of $ 29,470 and Dakota Group LLC of $ 16,435 with accrued interest of $16,645, $ 3,897 and $ 2,125, respectively. Ironbound Partners Fund LLC is owned by Jonathan Ledecky, Chief Executive Officer of the Company; Moyo Partners LLC is owned by Arnie Kling, President and Treasurer of the Company. The Dakota Group is a significant stockholder of the Company.

In May 2026, notes in the amounts of $12,600, $3,150 and $1,750 were issued with Ironbound Partners Fund LLC, Moyo Partners LLC and the Dakota Group LLC with a maturity date of December 31, 2026 and having a 5% annual interest rate. The notes are convertible upon the occurrence of either (i) a Qualified Financing or (ii) a Fundamental Transaction. A Qualified Financing is defined as the first sale of equity to an unaffiliated party resulting in gross proceeds of at least $500,000. A Fundamental Transaction is defined as a business combination transaction, such as a merger, asset acquisition, or stock swap, with an entity engaged in an active trade or business. The conversion price shall be equal to the per share price attributable to the Company’s Common Stock in a Qualified Financing, or if no Qualified Financing shall have been consummated, the per share price in the Fundamental Transaction as determined in good faith by the Board of Directors of the Company.

(4) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on Managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this quarterly report, including, without limitation, the information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table summarizes the results of our operations during the three months ended September 30, 2026 and September 30, 2025 and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior three-month period:

Line Item	9/30/2026	9/30/2025	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	$3,426	5,138	(1,712)	(33.3)%
Net loss	$(5,612)	(6,852)	(1,240)	(18.1)%
Loss per share of common stock	$(0.00)	(0.00)

We recorded a net loss of $5,612 for the three months ended September 30, 2026 as compared with a net loss of $6,852 for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to September 30, 2025

The following table summarizes the results of our operations during the nine months ended September 30, 2026 and September 30, 2025 and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/2026	9/30/2025	Increase/ (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	$17,413	17,950	(537)	(3.0)%
Net loss	$(23,521)	(22,747)	774	3.4%
Loss per share of common stock	$(0.00)	(0.00)

We recorded a net loss of $23,521 for the nine months ended September 30, 2026 as compared with a net loss of $22,747 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

We had $ 9,321 cash on hand at September 30, 2026 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $ 1,421,109. As of September 30, 2026, we had

$ 200,167 in liabilities and a negative working capital of $ 190,846.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We generated a net loss of $ 23,521 for the nine-month period ended September 30, 2026 and had a negative working capital of $190,846 and an accumulated deficit of $ 1,421,109 as of September 30, 2026, respectively. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders or the ability of the Company to obtain necessary equity financing to continue operations. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Given the Company’s limited resources and limited access to capital, there is little the Company can do to address this issue until it identifies and completes a transaction with a third party. There is no guarantee that such a transaction can be completed, and if one is completed, that it will be on terms which are beneficial to shareholders or alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to alleviate the going concern issue is to continue to seek out a merger partner which has the financial resources to address the going concern issue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Report
+	Furnished with this Report, which shall not be deemed “filed” for purposes of Sec 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

YALE TRANSACTION FINDERS, INC.

Date:	November 12, 2026	By	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky, Chief Executive Officer
Date:	November 12, 2026	By	/s/ Arnold Kling
Arnold Kling, President and Treasurer

